Form 10-Q
period 2008-06-30
Ridgewood Energy W Fund LLC
filed 2008-07-21
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________________to___________________________________

Commission File Number 000-52583

RIDGEWOOD ENERGY W FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	26-0225130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, Delaware 19801 (Address of principal executive offices) (Zip code)

(302) 888-7444 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no market for the Shares. As of July 21, 2008 there are 332.2918 Shares outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION		2
Item 1.	Financial Statements:	2
	Unaudited Condensed Balance Sheets as of June 30, 2008 and December 31, 2007	2
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2008, for the period May 17, 2007 (Inception) through June 30, 2007, for the six months ended June 30, 2008 and for the period May 17, 2007 (Inception) through June 30, 2008	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008, for the period May 17, 2007 (Inception) through June 30, 2007 and for the period May 17, 2007 (Inception) through June 30, 2008	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION		15

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submissions of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

	SIGNATURES	16

PART I - Financial Information
Item 1. Financial Statements

RIDGEWOOD ENERGY W FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$19,284	$49,261
Short-term investments in marketable securities	20,069	—
Other current assets	172	288

Total current assets	39,525	49,549

Salvage fund	1,032	—

Oil and natural gas properties:
Advance to operator for working interests and expenditures	—	106
Unproved properties	7,294	4,794
Proved properties	7,367	—

Total oil and natural gas properties	14,661	4,900

Total assets	$55,218	$54,449

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operator	$2,785	$—
Accrued expenses payable	167	258
Due to affiliates (Note 6)	—	317

Total current liabilities	2,952	575

Asset retirement obligation	238	—

Total liabilities	3,190	575
Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Deficit accumulated during the exploratory stage	(277)	(96)

Manager’s total	(277)	(96)

Shareholders:
Capital contributions (625 shares authorized; 332.2918 shares issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Subscriptions receivable	—	(986)
Deficit accumulated during the exploratory stage	(5,837)	(3,186)

Shareholders’ total	52,305	53,970

Total members’ capital	52,028	53,874

Total liabilities and members’ capital	$55,218	$54,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2007	Six months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2008

Revenue
Oil and gas revenue	$—	$—	$—	$—

Expenses
Dry-hole costs	1,149	—	2,022	2,022
Investment fees to affiliate (Note 6)	—	—	—	2,981
Management fees to affiliate (Note 6)	407	—	819	1,318
Operating expenses	66	68	94	162
General and administrative expenses	186	—	292	466

Total expenses	1,808	68	3,227	6,949

Loss from operations	(1,808)	(68)	(3,227)	(6,949)
Other income
Interest income	136	—	395	835

Net loss	$(1,672)	$(68)	$(2,832)	$(6,114)

Manager Interest
Net loss	$(97)	$(1)	$(181)	$(277)

Shareholder Interest
Net loss	$(1,575)	$(67)	$(2,651)	$(5,837)
Net loss per share	$(4,740)	$(202)	$(7,978)	$(17,566)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
(An exploratory stage enterprise)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2007	For the period May 17, 2007 (Inception) through June 30, 2008

Cash flows from operating activities
Net loss	$(2,832)	$(68)	$(6,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Dry-hole costs	2,022	—	2,022
Accretion expense	2	—	2
Interest earned on marketable securities	(70)	—	(70)
Changes in assets and liabilities:
Decrease (increase) in other current assets	116	—	(172)
Increase in accrued expenses payable	97	—	167
(Decrease) increase in due to affiliates	(142)	68	—

Net cash used in operating activities	(807)	—	(4,165)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(8,762)	—	(13,662)
Salvage fund investments	(1,032)	—	(1,032)
Investment in marketable securities	(19,999)	—	(19,999)

Net cash used in investing activities	(29,793)	—	(34,693)

Cash flows from financing activities
Contributions from shareholders	986	20	65,965
Syndication costs paid	(363)	—	(7,823)

Net cash provided by financing activities	623	20	58,142

Net (decrease) increase in cash and cash equivalents	(29,977)	20	19,284

Cash and cash equivalents, beginning of period	49,261	—	—

Cash and cash equivalents, end of period	$19,284	$20	$19,284

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$106	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
(An exploratory stage enterprise)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy W Fund, LLC (the “Fund”) (an exploratory stage enterprise), a Delaware limited liability company, was formed on May 17, 2007 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated June 15, 2007 by and among Ridgewood Energy Corporation (or the “Manager”), and the shareholders of the Fund.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital for oil and natural gas exploration activities. To date, the Fund has not earned revenue from these operations and is considered an exploratory stage enterprise.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2007 financial statements and the notes thereto included in the Fund’s Form 10/A filed with the Securities and Exchange Commission (“SEC”).

Exploratory Stage Enterprise

Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, quality and flow of production and the results of reserve reports obtained from experts. On a case by case basis, once a project begins production, management performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory stage entity. Based on such analysis, management has determined the Fund continues to be an exploratory stage enterprise.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At June 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $19.1 million and $49.1 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of U.S. Treasury Bills and Notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. At June 30, 2008 the Fund had short-term held-to-maturity investments totaling $20.1 million, which mature in October 2008. At December 31, 2007, the Fund had no short- term held-to-maturity investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized. At June 30, 2008 and December 31, 2007 the Fund had no available-for-sale investments.

Salvage Fund

Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2008, the Fund had held-to-maturity investments within its salvage fund totaling $1.0 million. The salvage fund was funded during the six months ended June 30, 2008. The held-to-maturity investments held within the salvage fund at June 30, 2008 mature in February 2012.

Interest earned on the account will become part of the salvage fund. There are no legal restrictions on withdrawals from the salvage fund.

Oil and Natural Gas Properties

Investments in oil and natural gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and natural gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and natural gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and natural gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the unit-of-production method.

As of June 30, 2008 amounts recorded in due to operators totaling $2.8 million related to capital expenditures for oil and natural gas properties. These amounts were paid during the third quarter of 2008.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest. The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to Operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The table below presents changes for the six months ended June 30, 2008 and the period May 17, 2007 (Inception) through December 31, 2007.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$—	$—

Liabilities incurred	403	—
Liabilities settled	(167)	—
Accretion expense	2	—

Balance - End of period	$238	$—

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Fund has not earned revenue from inception through June 30, 2008.

Upon production the Fund will use the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows in the unaudited supplemental oil and gas disclosures. At June 30, 2008 and December 31, 2007, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the six months ended June 30, 2008 and for the period May 17, 2007 (Inception) through June 30, 2008, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund has not begun production as of June 30, 2008 and therefore has not recorded depletion.

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation

Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities. See Note 7 for related disclosure.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves.

The following table reflects the net changes in unproved properties for the six months ended June 30, 2008 and for the period May 17, 2007 (Inception) through December 31, 2007. At June 30, 2008 the Fund had no capitalized exploratory well costs greater than one year.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$4,794	$—

Additions to capitalized exploratory well costs pending the determination of proved reserves	9,631	4,794
Reclassifications to proved properties based on the determination of proved reserves	(7,131)	—
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance - End of period	$7,294	$4,794

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs are detailed in the table below.

	Three months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2007	Six months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2008

	(in thousands)
Dry-hole costs

Eugene Island 31	$1,149	$—	$2,022	$2,022

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as required by the Fund’s LLC Agreement.

Available cash from dispositions, as defined in the Fund’s LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

There have been no distributions made by the Fund since its inception.

6. Related Parties

The Fund incurred a one-time investment fee of 4.5% of initial capital contributions, payable to the Manager.  Investment fees are payable for services of locating, investigating and evaluating investment opportunities and are expensed as incurred. For the period May 17, 2007 (Inception) through June 30, 2008 investment fees were $3.0 million. There were no investment fees incurred by the Fund during the three and six months ended June 30, 2008 and for the period May 17, 2007 (Inception) through June 30, 2007. At December 31, 2007, $0.1 million of investment fees were included in due to affiliates. There was no such amount payable at June 30, 2008.

In 2007, the Fund incurred an offering fee, payable to the Manager, totaling $2.3 million, which approximated 3.5% of capital contributions, directly related to the offer and sale of Shares of the Fund. Such offering fee was included in syndication costs of $7.8 million. At December 31, 2007, $0.1 million of offering fees were included in due to affiliates. There was no such amount payable at June 30, 2008.

In 2007, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees for shares sold of the Fund of $76 thousand and $0.7 million, respectively, which are reflected in syndication costs. At December 31, 2007, $0.1 million of these costs were included in due to affiliates. There was no such amount payable at June 30, 2008.

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees of $0.4 million, $0.8 million and $1.3 million were incurred and paid for the three and six months ended June 30, 2008 and for the period May 17, 2007 (Inception) through June 30, 2008, respectively. There were no management fees incurred for the period May 17, 2007 (Inception) through June 30, 2007.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. There were no outstanding payables or receivables related to these transactions at June 30, 2008 and December 31, 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

As of June 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, and accrued expenses approximate fair value.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $7.5 million related to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy W Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its Form 10/A.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 17, 2007 to acquire interests primarily in oil and natural gas projects located in the US waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of six wells, one of which has been determined to be a dry hole, two that have been determined to be successful, and three that are currently drilling or scheduled to drill.

Currently Drilling/Future Projects

Main Pass 283/279

Well #1

In May 2008, the Fund acquired a 9.0% interest in the exploratory project Main Pass 283/279 Well #1 from W&T Offshore, Inc. (“W&T Offshore”), the operator. This project began drilling in May 2008 and results are expected in July 2008. Through June 30, 2008, the Fund has spent $1.6 million on this well, for which the total estimated budget is $2.1 million.

Wells #2 and #3

In May 2008, the Fund acquired a 5.0% interest in the exploratory project Main Pass 283/279 Wells #2 and #3 from W&T Offshore, the operator. Main Pass 283/279 well # 2 is expected to begin drilling in July 2008 and results are expected in September 2008. Main Pass 283/279 well #3 is expected to begin drilling in September 2008 and results are expected in November 2008. The total estimated budget is $1.7 million.

Successful Projects

Liberty Project

In April 2008, the Fund acquired a 12.0% interest in the Liberty Project, an exploratory project operated by LLOG Exploration Offshore, Inc. (“LLOG”). This project began drilling in May 2008 and was determined to be a success on July 4, 2008. Completion efforts are ongoing and production is expected in the second quarter 2009. Through June 30, 2008, the Fund has spent $5.6 million on this well, for which the total estimated budget is $9.2 million.

West Cameron 57

In September 2007, the Fund acquired a 20.0% working interest in the West Cameron 57 project operated by Chevron U.S.A., Inc. (“Chevron”). Drilling began in October 2007 and the well was determined to be a success in February 2008. Completion efforts are currently in process, and production is expected in August 2008. Through June 30, 2008, the Fund has spent $7.1 million on this well, for which the total estimated budget is $8.8 million.

Dry Hole

Eugene Island 31

In November 2007, the Fund acquired a 25.0% working interest in the exploratory project Eugene Island 31 from Northstar GOM, LLC (“Northstar”), the operator. The well began drilling in March 2008. In April 2008, the Fund was informed by Northstar that the well being drilled on the Eugene Island 31 lease block did not have commercially productive quantities of either natural gas or oil and had been deemed an unsuccessful well, or dry hole. As a result of this dry hole, the Fund recorded dry-hole costs of $2.0 million during the six months ended June 30, 2008.

Results of Operations

The following review of operations for the three months ended June 30, 2008, the period May 17, 2007 (Inception) through June 30, 2007, the six months ended June 30, 2008 and the period May 17, 2007 (Inception) through June 30, 2008 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2007	Six months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2008

	(in thousands)
Revenue
Oil and gas revenue	$—	$—	$—	$—

Expenses
Dry-hole costs	1,149	—	2,022	2,022
Investment fees to affiliate	—	—	—	2,981
Management fees to affiliate	407	—	819	1,318
Other operating expenses	66	68	94	162
General and administrative expenses	186	—	292	466

Total expenses	1,808	68	3,227	6,949

Loss from operations	(1,808)	(68)	(3,227)	(6,949)
Other income
Interest income	136	—	395	835

Net loss	$(1,672)	$(68)	$(2,832)	$(6,114)

Oil and Gas Revenue. From inception of the Fund in May 2007 through June 30, 2008, the Fund has not recorded any revenue and is considered an exploratory stage enterprise.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	Three months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2007	Six months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2008

	(in thousands)
Dry-hole costs

Eugene Island 31	$1,149	$—	$2,022	$2,022

Investment Fees. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee was payable for the service of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. For the period May 17, 2007 (Inception) through June 30, 2008, investment fees of $3.0 million were incurred. For the three and six months ended June 30, 2008 and for the period May 17, 2007 (Inception) through June 30, 2007, there were no investment fees.

Management Fees. Management fees represent 2.5% of total capital contributions, net of cumulative dry-hole and related well costs. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees for the three and six months ended June 30, 2008 and the period May 17, 2007 (Inception) through June 30, 2008 were, $0.4 million, $0.8 million and $1.3 million, respectively. For the period May 17, 2007 (Inception) through June 30, 2007 there were no management fees as the Fund’s operations had commenced on June 15, 2007 and no fees were charged by the Manager.

Operating Expenses. Operating expenses are comprised of geological and geophysical costs associated with the Fund’s acquisition of oil and gas properties and accretion expense related to asset retirement obligations. Operating expenses for the three and six months ended June 30, 2008 and the period May 17, 2007 (Inception) through June 30, 2008 were related to geological and geophysical costs related to the Liberty project and Eugene Island 31 property and accretion expense for the West Cameron 57 property. Operating expenses for the period May 17, 2007 (Inception) through June 30, 2007 were related to geological and geophysical costs related to the Mississippi Canyon 360 property.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

	Three months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2007	Six months ended June 30, 2008	For the period May 17, 2007 (Inception) through June 30, 2008

	(in thousands)

Insurance	$105	$-	$169	$267
Accounting and legal fees	60	-	102	172
Trust fees and other	21	-	21	27

	$186	$-	$292	$466

Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and U.S. Treasury securities. For the three months ended June 30, 2008 interest income increased $0.1 million when compared to the period May 17, 2007 (Inception) through June 30, 2007. For the six months ended June 30, 2008 and for the period May 17, 2007 (Inception) through June 30, 2008 interest income was $0.4 million and $0.8 million, respectively. The increases during the three and six month periods were attributable to increased average cash balances as a result of the completion of the Fund’s offering in December 2007.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the six months ended June 30, 2008 were $0.8 million, primarily related to management fees of $0.8 million, general and administrative expenses of $0.3 million and other operating expenses of $0.1 million partially offset by interest income received of $0.4 million.

There were no cash flows from operating activities for the period May 17, 2007 (Inception) through June 30, 2007.

Cash flows used in operating activities for the period May 17, 2007 (Inception) through June 30, 2008 were $4.2 million, primarily related to payments of investment fees of $3.0 million, management fees of $1.3 million, general and administrative expenses of $0.5 million and other operating expenses of $0.2 million, which were partially offset by interest income received of $0.7 million.

Investing Cash Flows

Cash flows used in investing activities for the six months ended June 30, 2008 were $29.8 million related to investments in marketable securities totaling $20.0 million, capital expenditures for oil and gas properties of $8.8 million and salvage fund investments totaling $1.0 million.

There were no cash flows from investing activities for the period May 17, 2007 (Inception) through June 30, 2007.

Cash flows used in investing activities for the period May 17, 2007 (Inception) through June 30, 2008 were $34.7 million related to investments in marketable securities totaling $20.0 million, capital expenditures for oil and gas properties of $13.7 million and salvage fund investments totaling $1.0 million.

Financing Cash Flows

Cash flows provided by financing activities for the six months ended June 30, 2008 were $0.6 million related to $1.0 million of subscriptions received from shareholders offset by $0.4 million of syndication costs paid.

Cash flows provided by financing activities for the period May 17, 2007 (Inception) through June 30, 2007 were $20 thousand related to capital contributions from shareholders.

Cash flows provided by financing activities for the period May 17, 2007 (Inception) through June 30, 2008 were $58.1 million related to $66.0 million of capital contributions from shareholders offset by $7.8 million of syndication costs paid.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had commitments related to participation agreements totaling $7.5 million for properties.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells that are anticipated to be drilled. If the exploratory well is deemed a dry-hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Liquidity Needs

Fund’s primary short-term liquidity needs are to fund its 2008 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Over time, as a well produces, the Fund may recover a portion of or the entire management fee that may have been paid out of capital contributions.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at June 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 21, 2008		RIDGEWOOD ENERGY W FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 21, 2008
	By:	/s/	KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)