Form 10-Q
period 2008-09-30
Ridgewood Energy W Fund LLC
filed 2008-10-22
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File Number 000-53177

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

There is no market for the Shares. As of October 22, 2008 there are 332.2918 Shares outstanding.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2008 and 2007, for the nine months ended September 30, 2008 and for the period May 17, 2007 (Inception) through September 30, 2007	2
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and for the period May 17, 2007 (Inception) through September 30, 2007	3
	Notes to Unaudited Condensed Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submissions of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

	SIGNATURES	16

PART I - Financial Information

Item 1. Financial Statements

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$15,490	$49,261
Short-term investments in marketable securities	20,143	—
Production receivable	31	—
Other current assets	368	288

Total current assets	36,032	49,549

Salvage fund	1,037	—

Oil and natural gas properties:
Advance to operator for working interests and expenditures	—	106
Unproved properties	2,152	4,794
Proved properties	16,874	—
Less: accumulated depletion and amortization	(25)	—

Total oil and natural gas properties	19,001	4,900

Total assets	$56,070	$54,449

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operator	$3,710	$—
Accrued expenses payable	192	258
Due to affiliates (Note 6)	—	317

Total current liabilities	3,902	575

Asset retirement obligations	529	—

Total liabilities	4,431	575
Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Accumulated deficit	(354)	(96)

Manager’s total	(354)	(96)

Shareholders:
Capital contributions (625 shares authorized; 332.2918 shares issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Subscriptions receivable	—	(986)
Accumulated deficit	(6,149)	(3,186)

Shareholders’ total	51,993	53,970

Total members’ capital	51,639	53,874

Total liabilities and members’ capital	$56,070	$54,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

				For the period May 17, 2007 (Inception) through September 30, 2007

	Three months ended September 30,		Nine months ended September 30, 2008
	2008	2007

Revenue
Oil and gas revenue	$37	$—	$37	$—

Expenses
Depletion and amortization	25	—	25	—
Dry-hole costs	(167)	—	1,855	—
Investment fees to affiliate (Note 6)	—	1,759	—	1,759
Management fees to affiliate (Note 6)	398	158	1,217	158
Operating expenses	139	—	233	68
General and administrative expenses	176	81	468	81

Total expenses	571	1,998	3,798	2,066

Loss from operations	(534)	(1,998)	(3,761)	(2,066)
Other income
Interest income	145	129	540	129

Net loss	$(389)	$(1,869)	$(3,221)	$(1,937)

Manager Interest
Net loss	$(77)	$(34)	$(258)	$(35)

Shareholder Interest
Net loss	$(312)	$(1,835)	$(2,963)	$(1,902)
Net loss per share	$(939)	$(5,523)	$(8,917)	$(5,725)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30, 2008	For the period May 17, 2007 (Inception) through September 30, 2007

Cash flows from operating activities
Net loss	$(3,221)	$(1,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and amortization	25	—
Dry-hole costs	1,855	—
Accretion expense	6	—
Interest earned on marketable securities	(144)	—
Changes in assets and liabilities:
Increase in production receivable	(31)	—
Increase in other current assets	(80)	(231)
(Decrease) increase in accrued expenses payable	(66)	41
(Decrease) increase in due to affiliates	(142)	222

Net cash used in operating activities	(1,798)	(1,905)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(11,748)	—
Salvage fund investments	(1,000)	—
Interest reinvested in salvage fund	(37)	—
Investment in marketable securities	(19,999)	—

Net cash used in investing activities	(32,784)	—

Cash flows from financing activities
Contributions from shareholders	986	38,058
Syndication costs paid	(175)	(3,838)

Net cash provided by financing activities	811	34,220

Net (decrease) increase in cash and cash equivalents	(33,771)	32,315

Cash and cash equivalents, beginning of period	49,261	—

Cash and cash equivalents, end of period	$15,490	$32,315

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$106	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy W Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on May 17, 2007 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated June 15, 2007 by and among Ridgewood Energy Corporation (or the “Manager”), and the shareholders of the Fund.

The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. During the third quarter 2008, the Fund began earning revenue and as a result is no longer an exploratory stage enterprise.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2007 financial statements and the notes thereto included in the Fund’s Form 10/A filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. At September 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $2.5 million and $49.1 million, respectively. At September 30, 2008, $2.5 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury Bills and Notes. The Fund maintains bank deposits with accredited financial institutions.

Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for each of the Fund’s bank accounts.

Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of U.S. Treasury Bills and Notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. At September 30, 2008 the Fund had short-term held-to-maturity investments totaling $20.1 million, which matured in October 2008. At December 31, 2007, the Fund had no short-term held-to-maturity investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2008, the Fund had held-to-maturity investments within its salvage fund totaling $1.0 million. The salvage fund was funded during the nine months ended September 30, 2008. The held-to-maturity investments held within the salvage fund at September 30, 2008 mature in February 2012.

Interest earned on the account will become part of the salvage fund. There are no legal restrictions on withdrawals from the salvage fund.

Oil and Gas Properties

Investments in oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

As of September 30, 2008 amounts recorded in due to operators totaling $3.7 million related to capital expenditures for oil and gas properties. These amounts were paid during the fourth quarter of 2008.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s right, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to Operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The table below presents changes in asset retirement obligations for the nine months ended September 30, 2008 and the period May 17, 2007 (Inception) through December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$—	$—

Liabilities incurred	523	—
Liabilities settled	—	—
Accretion expense	6	—

Balance - End of period	$529	$—

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows.

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. No impairments have been recorded in the Fund since inception.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund began production in August 2008.

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

3. Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

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

At September 30, 2008 the Fund had no capitalized exploratory well costs greater than one year. The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and for the period May 17, 2007 (Inception) through December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$4,794	$—

Additions to capitalized exploratory well costs pending the determination of proved reserves	11,782	4,794
Reclassifications to proved properties based on the determination of proved reserves	(14,424)	—
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance - End of period	$2,152	$4,794

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended September 30, 2008 the Fund received a credit from the operator. Dry-hole costs are detailed in the table below:

				For the period May 17, 2007 (Inception) through September 30, 2007

	Three months ended September 30,		Nine months ended September 30, 2008
	2008	2007

	(in thousands)
Dry-hole costs

Eugene Island 31	$(167)	$—	$1,855	$—

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

6. Related Parties

The Fund incurred a one-time investment fee of 4.5% of initial capital contributions, payable to the Manager. Investment fees are payable for services of locating, investigating and evaluating investment opportunities and are expensed as incurred. Investment fees were $1.8 million for the three months ended September 30, 2007 and the period May 17, 2007 (Inception) through September 30, 2007. There were no investment fees incurred by the Fund during the three and nine months ended September 30, 2008. At December 31, 2007, $0.1 million of investment fees were included in due to affiliates. There was no such amount payable at September 30, 2008.

In 2007, the Fund incurred an offering fee, payable to the Manager, totaling $2.3 million, which approximated 3.5% of capital contributions, directly related to the offer and sale of Shares of the Fund. Such offering fee was included in syndication costs of $7.8 million. At December 31, 2007, $0.1 million of offering fees were included in due to affiliates. There was no such amount payable at September 30, 2008.

In 2007, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees for shares sold of the Fund of $76 thousand and $0.7 million, respectively, which are reflected in syndication costs. At December 31, 2007, $0.1 million of these costs were included in due to affiliates. There was no such amount payable at September 30, 2008.

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees were $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $0.2 million for the three months ended September 30, 2007, and the period May 17, 2007 (Inception) through September 30, 2007.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. There were no outstanding payables or receivables related to these transactions at September 30, 2008 and December 31, 2007.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

As of September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $16.4 million related to its investment properties.

Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy W Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 17, 2007 to acquire interests primarily in oil and gas projects located in the US waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of seven wells, one of which has been determined to be a dry hole, three that have been determined to be successful, and three that are currently drilling or scheduled to drill.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities. However, damage to certain pipelines, coastal refineries and gas processing plants caused a few of the Fund’s wells to be shut-down for a brief period of time during September. Several of the Fund’s producing properties generated little or no revenue during the month of September due to such shut-down. The reserves associated with these properties remain intact and the value of the properties is recoverable, however, the delay in production and revenue will result in the delay in the payment of distributions related to certain properties.

Currently Drilling/Future Projects

Eos Project

In August 2008, the Fund acquired a 4.0% interest in the Eos Project, an exploratory well, which is operated by Mariner Energy (“Mariner”). Drilling commenced on this project in August 2008 and was temporarily suspended due to hurricane activity. Drilling resumed in late-September 2008 and results are expected in December 2008. Through September 30, 2008, the Fund has spent $1.6 million on this well, for which the total estimated budget is $11.4 million.

Main Pass 283/279
Wells #2 and #3

In May 2008, the Fund acquired a 5.0% interest in the exploratory project Main Pass 283/279 Wells #2 and #3 from W&T Offshore, Inc. (“W&T Offshore”), the operator. Main Pass 283/279 Well #2 began drilling in August 2008 and was temporarily suspended due to hurricane activity. Drilling resumed in late-September 2008 and results are expected in December 2008. Main Pass 283/279 Well #3 will commence drilling once Well #2 has been drilled and completed. Through September 30, 2008, the Fund has spent $0.5 million on these wells, for which the total estimated budget is $2.1 million.

Successful Projects

Main Pass 283/279
Well #1

In May 2008, the Fund acquired a 9.0% interest in the exploratory project Main Pass 283/279 Well #1 from W&T Offshore, the operator. This project began drilling in May 2008 and was determined to be successful in July 2008. Production for this well commenced in August 2008 and was temporarily suspended due to hurricane activity. Production resumed in late-September 2008. Through September 30, 2008, the Fund has spent $2.3 million on this well, for which the total estimated budget is $2.7 million.

Liberty Project

In April 2008, the Fund acquired a 12.0% working interest in the Liberty Project, an exploratory project operated by LLOG Exploration Offshore, Inc. (“LLOG”). This project began drilling in May 2008 and was determined to be a success on July 4, 2008. Completion efforts are ongoing and production is expected in the third quarter 2009. Through September 30, 2008, the Fund has spent $6.6 million on this well, for which the total estimated budget is $10.2 million.

West Cameron 57

In September 2007, the Fund acquired a 20.0% working interest in the West Cameron 57 project operated by Chevron U.S.A., Inc. (“Chevron”). Drilling began in October 2007 and the well was determined to be a success in February 2008. Completion efforts are currently in process, and production is expected in November 2008. Through September 30, 2008, the Fund has spent $7.4 million on this well, for which the total estimated budget is $8.6 million.

Dry Hole

Eugene Island 31

In November 2007, the Fund acquired a 25.0% working interest in the exploratory project Eugene Island 31 from Northstar GOM, LLC (“Northstar”), the operator. The well began drilling in March 2008. In April 2008, the Fund was informed by Northstar that the well being drilled on the Eugene Island 31 lease block did not have commercially productive quantities of either gas or oil and had been determined to be an unsuccessful well, or dry hole. As a result of this dry hole, the Fund recorded dry-hole costs of $1.9 million during the nine months ended September 30, 2008.

Results of Operations

The following review of operations for the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008 and the period May 17, 2007 (Inception) through September 30, 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

			Nine months ended September 30, 2008	For the period May 17, 2007 (Inception) through September 30, 2007

	Three months ended September 30,
	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$37	$—	$37	$—

Expenses
Depletion and amortization	25	—	25	—
Dry-hole costs	(167)	—	1,855	—
Investment fees to affiliate	—	1,759	—	1,759
Management fees to affiliate	398	158	1,217	158
Operating expenses	139	—	233	68
General and administrative expenses	176	81	468	81

Total expenses	571	1,998	3,798	2,066

Loss from operations	(534)	(1,998)	(3,761)	(2,066)
Other income
Interest income	145	129	540	129

Net loss	$(389)	$(1,869)	$(3,221)	$(1,937)

Oil and Gas Revenue. The Fund had one well come onto production during August 2008, Main Pass 283/279 Well #1. Prior to August 2008, the Fund had no operating revenue and was considered an exploratory stage enterprise. Production for this well was temporarily suspended in early September due to hurricane activity and resumed in late-September 2008. Oil and gas revenue for the three and nine months ended September 30, 2008 was $37 thousand.

During the three and nine months ended September 30, 2008, the Fund’s wells produced and sold approximately 174 barrels of oil and 2.5 thousand mcf of gas. Oil prices averaged approximately $103 per barrel and gas prices averaged $7.51 per mcf during the three and nine months ended September 30, 2008.

Depletion and Amortization. For the three and nine months ended September 30, 2008, depletion and amortization was $25 thousand. The Fund’s producing well, Main Pass 283/279 Well #1 began production in August 2008. Prior to that time, the Fund did not have production and therefore did not record any depletion or amortization.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. During the three months ended September 30, 2008 the Fund received a credit from the operator. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

			Nine months ended September 30, 2008	For the period May 17, 2007 (Inception) through September 30, 2007

	Three months ended September 30,
	2008	2007

	(in thousands)
Dry-hole costs

Eugene Island 31	$(167)	$—	$1,855	$—

Investment Fees to Affiliate. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee was payable for the service of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. Investment fees were $1.8 million for the three months ended September 30, 2007 and the period May 17, 2007 (Inception) through September 30, 2007. There were no investment fees incurred by the Fund during the three and nine months ended September 30, 2008.

Management Fees to Affiliate. Management fees represent 2.5% of total capital contributions, net of cumulative dry-hole and related well costs. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees for the three months ended September 30, 2008 and 2007 were $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2008 and for the period May 17, 2007 (Inception) through September 30, 2007 management fees were $1.2 million and $0.2 million, respectively. The increase of $1.0 million in 2008 when compared to 2007 was attributable to the Fund’s operations, which had commenced on June 15, 2007 and no fees were charged by the Manager until third quarter 2007.

Operating Expenses. Operating expenses are comprised of geological and geophysical costs associated with the Fund’s acquisition of oil and gas properties and accretion expense related to asset retirement obligations. Operating expenses for the three and nine months ended September 30, 2008 were $0.1 million and $0.2 million, respectively, primarily related to geological and geophysical costs for the Liberty project, the Eos project and Eugene Island 31 property and accretion expense for the West Cameron 57, Green Canyon 141 and Main Pass 283/279 Well #1 properties. Operating expenses of $0.1 million for the period May 17, 2007 (Inception) through September 30, 2007 were related to geological and geophysical costs related to the Mississippi Canyon 360 property.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund as detailed in the schedule below.

			Nine months ended September 30, 2008	For the period May 17, 2007 (Inception) through September 30, 2007

	Three months ended September 30,
	2008	2007

	(in thousands)

Insurance	$116	$40	$285	$40
Accounting and legal fees	41	35	143	35
Trust fees and other	19	6	40	6

Total general and administrative expense	$176	$81	$468	$81

Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended September 30, 2008 and 2007 interest income was $0.1 million. For the nine months ended September 30, 2008 and the period May 17, 2007 (Inception) through September 30, 2007 interest income was $0.5 million and $0.1 million, respectively. The $0.4 million increase was attributable to increased average cash balances as a result of the completion of the Fund’s offering in December 2007.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the nine months ended September 30, 2008 were $1.8 million, primarily related to payments for management fees of $1.2 million, general and administrative expenses of $0.5 million, operating expenses of $0.2 million, investment fees paid totaling $0.1 million and unfavorable working capital of $0.2 million, partially offset by interest income received of $0.5 million.

Cash flows used in operating activities for the period May 17, 2007 (Inception) through September 30, 2007 were $1.9 million, primarily related to payments to the Manager for investment fees totaling $1.5 million, management fees of $0.2 million, general and administrative fees of $0.1 million, operating expenses of $0.1 million and unfavorable working capital of $0.1 million. These amounts were partially offset by interest income received of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities for the nine months ended September 30, 2008 were $32.8 million. The Fund made capital expenditures for oil and gas properties totaling $11.7 million and purchased U.S. treasury securities totaling $20.0 million, funded its salvage fund for $1.0 million and reinvested interest earned on this account in the amount of $37 thousand.

There were no cash flows from investing activities for the period May 17, 2007 (Inception) through September 30, 2007.

Financing Cash Flows

Cash flows provided by financing activities for the nine months ended September 30, 2008 were $0.8 million related to contributions from shareholders of $1.0 million, partially offset by syndication costs paid of $0.2 million.

Cash flows provided by financing activities for the period May 17, 2007 (Inception) through September 30, 2007 were $34.2 million related to capital contributions received of $38.1 million, which were partially offset by syndication costs paid of $3.8 million.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had commitments related to participation agreements totaling $16.4 million for properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand, short-term investments and income earned therefrom. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Although the management fee can be paid out of capital contributions, this is not the Fund’s intent. Over time, as a well produces, the Fund expects to recover a portion of or the entire management fee that may have been paid out of capital contributions.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc., Mariner Energy, Inc., Stone Energy Corporation and Ridgewood Energy Corporation as Manager for Eos Project.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated:	October 22, 2008			RIDGEWOOD ENERGY W FUND, LLC

		By:	/s/	ROBERT E. SWANSON

			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 22, 2008

		By:	/s/	KATHLEEN P. McSHERRY

			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)