Form 10-Q
period 2009-09-30
Ridgewood Energy W Fund LLC
filed 2009-11-09
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

There is no market for the shares. As of November 9, 2009 there are 332.2918 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,525	$17,007
Short-term investments in marketable securities	15,010	13,031
Production receivable	162	159
Other current assets	44	374
Total current assets	21,741	30,571

Salvage fund	1,057	1,042

Oil and gas properties:
Advances to operators for working interests and expenditures	11	169
Unproved properties	4,146	1,971
Proved properties	20,224	17,679
Less: accumulated depletion and amortization	(3,466)	(595)
Total oil and gas properties, net	20,915	19,224

Total assets	$43,713	$50,837

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$871	$4,137
Accrued expenses	169	111
Total current liabilities	1,040	4,248

Asset retirement obligations	607	550
Total liabilities	1,647	4,798
Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(142)	(19)
Accumulated deficit	(453)	(410)
Manager's total	(595)	(429)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 shares issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(810)	(108)
Accumulated deficit	(14,671)	(11,566)
Shareholders' total	42,661	46,468

Total members' capital	42,066	46,039

Total liabilities and members' capital	$43,713	$50,837

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue
Oil and gas revenue	$529	$37	$1,494	$37
Expenses
Depletion and amortization	918	25	2,871	25
Dry-hole costs	21	(167)	226	1,855
Management fees to affiliate (Note 6)	367	398	1,102	1,217
Operating expenses	54	139	197	233
General and administrative expenses	142	176	337	468
Total expenses	1,502	571	4,733	3,798
Loss from operations	(973)	(534)	(3,239)	(3,761)
Other income
Interest income	15	145	91	540
Net loss	$(958)	$(389)	$(3,148)	$(3,221)

Manager Interest
Net loss	$(13)	$(77)	$(43)	$(258)
Shareholder Interest
Net loss	$(945)	$(312)	$(3,105)	$(2,963)
Net loss per share	$(2,844)	$(939)	$(9,344)	$(8,917)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(3,148)	(3,221)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depletion and amortization	2,871	25
Dry-hole costs	226	1,855
Accretion expense	9	6
Interest earned on marketable securities	(66)	(144)
Changes in assets and liabilities:
Increase in production receivable	(3)	(31)
Decrease (increase) in other current assets	75	(80)
Increase in due to operators	91	-
Increase (decrease) in accrued expenses	58	(66)
Decrease in due to affiliates	-	(142)
Net cash provided by (used in) operating activities	113	(1,798)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(11)	-
Capital expenditures for oil and gas properties	(7,831)	(11,748)
Proceeds from the maturity of marketable securities	13,082	-
Investments in marketable securities	(14,995)	(19,999)
Salvage fund investments	(15)	(1,037)
Net cash used in investing activities	(9,770)	(32,784)

Cash flows from financing activities
Contributions from shareholders	-	986
Distributions	(825)	-
Syndication costs	-	(175)
Net cash (used in) provided by financing activities	(825)	811

Net decrease in cash and cash equivalents	(10,482)	(33,771)

Cash and cash equivalents, beginning of period	17,007	49,261

Cash and cash equivalents, end of period	$6,525	$15,490

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas
properties reclassified to proved properties and dry-hole costs	$169	$106

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through November 9, 2009, the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $6.1 million, of which $5.8 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At September 30, 2009, the Fund had short-term held-to-maturity investments of $10.0 million, which matured in October 2009 and $5.0 million, which matures in December 2009.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in February 2012.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.7 million and $4.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$550	$-

Liabilities incurred	48	541
Liabilities settled	-	-
Accretion expense	9	9
Balance - End of period	$607	$550

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

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the under produced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  The Fund’s first well began production in August 2008.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$1,971	$4,794
Additions to capitalized exploratory well costs
pending the determination of proved reserves	4,294	13,252
Reclassifications to proved properties based on
the determination of proved reserves	(2,119)	(16,075)
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance - End of period	$4,146	$1,971

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and nine months ended September 30, 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Bison Project	$21	$-	$161	$-
Eugene Island 31	-	(167)	53	1,855
Main Pass 283/279 Well #2	-	-	12	-
	$21	$(167)	$226	$1,855

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.  Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $8 thousand to $16 thousand per share. The Fund began making distributions to eligible early investors in December 2008.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed.  Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2009 and 2008 were $0.4 million.  Management fees for the nine months ended September 30, 2009 and 2008 were $1.1 million and $1.2 million, respectively.

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

7.   Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $10.9 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

The Fund owns working interests and has participated in the drilling of ten wells, two are currently drilling, four have been determined to be discoveries and four have been determined to be dry holes, of which one was determined to be dry during 2009.

Currently Drilling
Raven Project
In June 2009, the Fund acquired a 6.25% working interest in the Raven Project, an exploratory well.   The Raven Project began drilling in September 2009 and results are expected during the fourth quarter 2009.  Through September 30, 2009, the Fund has spent $0.4 million related to this well, for which the total estimated budget is $1.4 million.

Ajax Project
In December 2008, the Fund acquired a 12.5% working interest in the Ajax Project, an exploratory well.  The Ajax Project began drilling in January 2009 and reached casing point in the second quarter 2009.  The operator and joint interest partners of the project are evaluating the commercial viability of completing the Ajax Project and a decision is expected in the fourth quarter 2009.  Through September 30, 2009, the Fund spent $3.8 million related to this property.

Discoveries
Cobalt Project
In August 2008, the Fund acquired a 5.0% working interest in the Cobalt Project, an exploratory well.  The Cobalt Project was determined to be a commercial success in January 2009 and production commenced in June 2009.  The Fund has spent $2.5 million related to this well.

Main Pass 283/279
Well #1
In May 2008, the Fund acquired a 9.0% working interest in Main Pass 283/279 Well #1, an exploratory well.  This project began drilling in April 2008 and was determined to be successful in July 2008.  Production for this well commenced in August 2008.  The Fund has spent $2.5 million related to this well.

Liberty Project
In April 2008, the Fund acquired a 12.0% working interest in the Liberty Project, an exploratory well.  This project began drilling in May 2008 and was determined to be successful in July 2008.  Completion efforts are ongoing and production is expected in the second quarter 2010.  Through September 30, 2009, the Fund has spent $6.9 million related to this well, for which the total estimated budget is $16.8 million.

West Cameron 57
In September 2007, the Fund acquired a 20.0% working interest in West Cameron 57, an exploratory well.  Drilling began in October 2007 and the well was determined to be a success in February 2008.  The well was completed and production commenced in December 2008.  The Fund has spent $7.6 million related to this well.

Dry Holes
Bison Project
In November 2008, the Fund acquired a 4.0% working interest in the Bison Project, an exploratory well.  The project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $0.4 million, of which $0.2 million were incurred during the nine months ended September 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)

Revenue
Oil and gas revenue	$529	$37	$1,494	$37
Expenses
Depletion and amortization	918	25	2,871	25
Dry-hole costs	21	(167)	226	1,855
Management fees to affiliate	367	398	1,102	1,217
Operating expenses	54	139	197	233
General and administrative expenses	142	176	337	468
Total expenses	1,502	571	4,733	3,798
Loss from operations	(973)	(534)	(3,239)	(3,761)
Other income
Interest income	15	145	91	540
Net loss	$(958)	$(389)	$(3,148)	$(3,221)

Overview.  Since inception, the Fund has had three wells come onto production; Main Pass 283/279 well #1, which began production in August 2008, West Cameron 57, which began production in December 2008 and the Cobalt Project which began production in June 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2009 was $0.5 million, a $0.5 million increase from the three months ended September 30, 2008.  The increase is attributable to the overall increase in sales volumes totaling $0.9 million and an increase in processing revenue totaling $0.1 million, partially offset by the impact of decreased average prices totaling $0.5 million.

The Fund sold approximately 3 thousand barrels and 2 hundred barrels of oil during the three months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $67 per barrel during the three months ended September 30, 2009 compared to $103 per barrel during the three months ended September 30, 2008.

The Fund sold 79 thousand mcf and 3 thousand mcf of gas during the three months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.09 per mcf during the three months ended September 30, 2009 compared to $7.51 per mcf during the three months ended September 30, 2008.

Oil and gas revenue for the nine months ended September 30, 2009 was $1.5 million, a $1.5 million increase from the nine months ended September 30, 2008.  The increase is attributable to an increase in sales volumes totaling $2.6 million coupled with an increase in processing revenue totaling $0.1 million, partially offset by the impact of decreased average prices totaling $1.3 million.

The Fund sold 11 thousand barrels and 2 hundred barrels of oil during the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $56 per barrel during the nine months ended September 30, 2009 compared to $103 per barrel during the nine months ended September 30, 2008.

The Fund sold 210 thousand mcf and 3 thousand mcf of gas during the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.65 per mcf during the nine months ended September 30, 2009 compared to $7.51 per mcf during the nine months ended September 30, 2008.

Oil and gas volumes were favorably impacted in both the three and nine month periods ended September 30, 2009 due to the timing of the onset of production of Main Pass 283/279 well #1, West Cameron 57 and the Cobalt Project, as discussed above in “Overview”.

Depletion and Amortization.   Depletion and amortization for the three and nine months ended September 30, 2009 was $0.9 million and $2.9 million, respectively, an increase of $0.9 million and $2.8 million, respectively, from the three and nine months ended September 30, 2008.  The increases for the three and nine month periods are principally due to an increase in the production volumes.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  The following table summarizes dry-hole costs for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Bison Project	$21	$-	$161	$-
Eugene Island 31	-	(167)	53	1,855
Main Pass 283/279 Well #2	-	-	12	-
	$21	$(167)	$226	$1,855

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2009 and 2008 were $0.4 million.  Management fees for the nine months ended September 30, 2009 and 2008 were $1.1 million and $1.2 million, respectively.  An annual management fee, totaling 2.5% of the capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$49	$-	$163	$-
Geological costs	2	135	25	227
Accretion expense	3	4	9	6
	$54	$139	$197	$233

Lease operating expense for the three and nine months ended September 30, 2009 were related to the Fund’s producing properties as outlined above in “Overview”.  Geological costs for the three and nine months ended September 30, 2009 were primarily related to Main Pass 283/279 well #1.  Geological costs for the three and nine months ended September 30, 2008 were related to Eugene Island 31 and the Liberty and Eos Projects. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$91	$116	$171	$285
Accounting fees	42	41	135	143
Trust fees and other	9	19	31	40
	$142	$176	$337	$468

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

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2009 was $15 thousand and $0.1 million, respectively, a decrease of $0.1 million and $0.4 million, respectively, from the three and nine months ended September 30, 2008.  The decreases were the result of reductions in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2009 were $0.1 million, primarily related to revenue received of $1.5 million and favorable working capital of $0.2 million, partially offset by payments for management fees of $1.1 million, general and administrative expenses of $0.3 million and operating expenses of $0.2 million.

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

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2009 were $9.8 million, primarily related to investments in U.S. Treasury securities totaling $15.0 million and capital expenditures for oil and gas properties of $7.8 million, inclusive of advances, partially offset by proceeds received from the maturity of U.S. Treasury securities totaling $13.1 million. Additionally, the Fund increased its salvage fund investments by $15 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $32.8 million, primarily related to investments in U.S. Treasury securities of $20.0 million, capital expenditures for oil and gas properties totaling $11.7 million and salvage fund investments of $1.0 million. Additionally, the Fund increased its salvage fund investments by $37 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.8 million related to manager and shareholder distributions paid.

Cash flows provided by financing activities for the nine months ended September 30, 2008 were $0.8 million related to contributions from shareholders of $1.0 million, partially offset by syndication costs paid of $0.2 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $10.9 million related to its investment properties.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is more than likely, all the capital it will obtain. The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences will reduce its ability to generate revenue and exhaust its capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

Adrien Doherty, Executive Vice President of the Fund, resigned effective October 30, 2009.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	November 9, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)