Form 10-Q
period 2010-03-31
Ridgewood Energy W Fund LLC
filed 2010-05-06
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of May 6, 2010 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,848	$3,671
Short-term investments in marketable securities	10,001	9,999
Production receivable	269	202
Other current assets	11	19
Total current assets	12,129	13,891
Salvage fund	1,067	1,062
Oil and gas properties:
Advances to operators for working interests and expenditures	989	2,520
Unproved properties	6,796	4,794
Proved properties	17,724	17,491
Less: accumulated depletion and amortization	(5,634)	(5,430)
Total oil and gas properties, net	19,875	19,375
Total assets	$33,071	$34,328

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$623	$1,306
Accrued expenses	186	370
Total current liabilities	809	1,676
Asset retirement obligations	780	775
Total liabilities	1,589	2,451
Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(194)	(162)
Accumulated deficit	(570)	(582)
Manager's total	(764)	(744)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 shares issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(1,102)	(921)
Accumulated deficit	(24,794)	(24,600)
Shareholders' total	32,246	32,621
Total members' capital	31,482	31,877
Total liabilities and members' capital	$33,071	$34,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009

Revenue
Oil and gas revenue	$650	$511
Expenses
Depletion and amortization	204	1,014
Dry-hole costs	(4)	193
Management fees to affiliate (Note 6)	368	368
Operating expenses	143	67
General and administrative expenses	128	102
Total expenses	839	1,744
Loss from operations	(189)	(1,233)
Other income
Interest income	7	54
Net loss	$(182)	$(1,179)

Manager Interest
Net income (loss)	$12	$(13)

Shareholder Interest
Net loss	$(194)	$(1,166)
Net loss per share	$(584)	$(3,509)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(182)	(1,179)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	204	1,014
Dry-hole costs	(4)	193
Accretion expense	5	3
Interest earned on marketable securities	(2)	(40)
Changes in assets and liabilities:
Increase in production receivable	(67)	(75)
Decrease in other current assets	8	75
Increase in due to operators	5	27
Decrease in accrued expenses	(184)	(36)
Net cash used in operating activities	(217)	(18)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(16)	-
Capital expenditures for oil and gas properties	(1,372)	(6,289)
Interest reinvested in salvage fund	(5)	(5)
Net cash used in investing activities	(1,393)	(6,294)

Cash flows from financing activities
Distributions	(213)	(338)
Net cash used in financing activities	(213)	(338)
Net decrease in cash and cash equivalents	(1,823)	(6,650)
Cash and cash equivalents, beginning of period	3,671	17,007
Cash and cash equivalents, end of period	$1,848	$10,357

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties
reclassified to unproved properties, proved properties and dry-hole costs	$1,547	$169

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

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010, the Fund’s bank balances exceeded federally insured limits by $1.5 million, of which $1.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2010, the Fund had two short-term held-to-maturity investments of $5.0 million each, of which one matured in April 2010 and one will mature in May 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which matures in February 2012.

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

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.5 million and $1.2 million, respectively, related to capital expenditures for oil and gas properties.

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

3.  Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010	December 31, 2009
	(in thousands)
Balance - Beginning of period	$4,794	$1,971
Additions to capitalized exploratory well costs
pending the determination of proved reserves	2,002	4,942
Reclassifications to proved properties based on
the determination of proved reserves	-	(2,119)
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance - End of period	$6,796	$4,794

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, for the three months ended March 31, 2010 and 2009 are detailed in the following table.

	Three months ended March 31,
Lease Block	2010	2009
	(in thousands)
Bison Project	$9	$140
Other wells	(13)	53
	$(4)	$193

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

6.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2010 and 2009 were $0.4 million.

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

7.  Fair Value Measurements

At March 31, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $9.1 million related to its investment properties, of which $5.8 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 17, 2007 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	March 31, 2010	Budget	Status
Future and Current Projects
Beta Project	3.0%	$281	$4,687	Commenced drilling March 2010. Results expected June 2010.
Dakota Project	6.5%	$2,661	$4,305	Commenced drilling December 2009. Results expected May 2010.
Ajax Project	12.5%	$3,686	$3,686	Currently exploring other opportunities for the well, including selling the Fund's interest.
Non-producing Properties
Liberty Project	12.0%	$12,114	$14,486	Completion efforts are ongoing. Production expected July 2010.
Raven Project	6.25%	$1,157	$1,751	Completion efforts are ongoing. Production expected August 2010.
Producing Properties
Cobalt Project	5.0%	$2,469	$2,504	Production commenced June 2009. Recompletion activities commenced April 2010 at an estimated cost of $35 thousand.
Main Pass 283/279 well #1	9.0%	$2,645	$2,645	Production commenced August 2008.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)

Revenue
Oil and gas revenue	$650	$511
Expenses
Depletion and amortization	204	1,014
Dry-hole costs	(4)	193
Management fees to affiliate	368	368
Operating expenses	143	67
General and administrative expenses	128	102
Total expenses	839	1,744
Loss from operations	(189)	(1,233)
Other income
Interest income	7	54
Net loss	$(182)	$(1,179)

Overview.  Since inception, the Fund has had three wells come onto production; Main Pass 283/279 well #1 in August 2008, West Cameron 57 in December 2008 and the Cobalt Project in June 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended March 31, 2010 was $0.7 million, a $0.1 million increase from the three months ended March 31, 2009.  The increase is primarily attributable to the impact of increased average prices totaling $0.2 million, partially offset by the impact of decreased production volumes totaling $22 thousand.

Oil sales volumes were 3 thousand barrels and 4 thousand barrels for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel and $40 per barrel during the three months ended March 31, 2010 and 2009, respectively.

Gas sales volumes were 58 thousand mcf and 61 thousand mcf for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s gas prices averaged $5.20 per mcf and $4.44 per mcf during the three months ended March 31, 2010 and 2009, respectively.

The decrease in volumes for the three months ended March 31, 2010 is primarily attributable to a reduction in volumes for the West Cameron 57 well, which was determined to be fully depleted at December 31, 2009, partially offset by an increase in volumes related to the onset of production for the Cobalt Project in June 2009. Additionally, Main Pass 283/279 well #1 experienced increased flow rates due to improved well performance.
.
Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2010 was $0.2 million, a decrease of $0.8 million from the three months ended March 31, 2009.  The decrease was primarily attributable to a decrease in depletion rates totaling $0.8 million due to a revision in reserve estimates for Main Pass 283/279 well #1, coupled with lower cost reserve additions for the Cobalt Project.

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

	Three months ended March 31,
Lease Block	2010	2009
	(in thousands)
Bison Project	$9	$140
Other wells	(13)	53
	$(4)	$193

Management Fees to Affiliate.   Management fees for each of the three months ended March 31, 2010 and 2009 were $0.4 million.   An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Geological costs	$79	$-
Lease operating expense	59	64
Accretion expense	5	3
	$143	$67

Geological costs for the three months ended March 31, 2010 were related to the Raven and Beta projects.  Lease operating expense for the three months ended March 31, 2010 and 2009 was related to the Fund’s producing properties during each period as outlined above in “Overview”.  During the three months ended March 31, 2010, average production cost was $0.65 per mcfe compared to $0.67 per mcfe for the three months ended March 31, 2009.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Insurance expense	$85	$44
Accounting fees	38	45
Trust fees and other	5	13
	$128	$102

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended March 31, 2010 was $7 thousand, a $47 thousand decrease from the three months ended March 31, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2010 were $0.2 million, primarily related to management fees of $0.4 million, unfavorable working capital of $0.2 million, general and administrative expenses of $0.1 million and operating expenses of $0.1 million, partially offset by revenue received of $0.6 million.

Cash flows used in operating activities for the three months ended March 31, 2009 were $18 thousand, primarily related to management fees of $0.4 million, general and administrative expenses of $0.1 million and operating expenses of $0.1 million, partially offset by revenue received of $0.4 million and favorable working capital of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $1.4 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Cash flows used in investing activities for the three months ended March 31, 2009 were $6.3 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2010 were $0.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2009 were $0.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $9.1 million related to its investment properties, of which $5.8 million is expected to be incurred during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at March 31, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	May 6, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)