Form 10-Q
period 2010-06-30
Ridgewood Energy W Fund LLC
filed 2010-08-05
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 5, 2010 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,155	$3,671
Short-term investments in marketable securities	7,001	9,999
Production receivable	452	202
Other current assets	72	19
Total current assets	10,680	13,891
Salvage fund	1,072	1,062
Oil and gas properties:
Advances to operators for working interests and expenditures	51	2,520
Unproved properties	1,657	4,794
Proved properties	20,745	17,491
Less: accumulated depletion and amortization	(2,980)	(5,430)
Total oil and gas properties, net	19,473	19,375
Total assets	$31,225	$34,328

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$657	$1,306
Asset retirement obligations	261	-
Accrued expenses	121	370
Total current liabilities	1,039	1,676
Asset retirement obligations	631	775
Total liabilities	1,670	2,451
Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(231)	(162)
Accumulated deficit	(525)	(582)
Manager's total	(756)	(744)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 shares issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(1,308)	(921)
Accumulated deficit	(26,523)	(24,600)
Shareholders' total	30,311	32,621
Total members' capital	29,555	31,877
Total liabilities and members' capital	$31,225	$34,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue
Oil and gas revenue	$914	$454	$1,564	$965
Expenses
Depletion and amortization	210	939	414	1,953
Dry-hole costs	2,952	12	2,948	205
Management fees to affiliate (Note 6)	367	367	735	735
Operating expenses	37	76	180	143
General and administrative expenses	68	93	196	195
Total expenses	3,634	1,487	4,473	3,231
Gain on sale of oil and gas property	1,029	-	1,029	-
Loss from operations	(1,691)	(1,033)	(1,880)	(2,266)
Other income
Interest income	7	22	14	76
Net loss	$(1,684)	$(1,011)	$(1,866)	$(2,190)

Manager Interest
Net income (loss)	$45	$(17)	$57	$(30)

Shareholder Interest
Net loss	$(1,729)	$(994)	$(1,923)	$(2,160)
Net loss per share	$(5,203)	$(2,991)	$(5,787)	$(6,500)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(1,866)	(2,190)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	414	1,953
Dry-hole costs	2,948	205
Accretion expense	11	6
Gain on sale of oil and gas property	(1,029)	-
Interest earned on marketable securities	(3)	(57)
Changes in assets and liabilities:
Increase in production receivable	(250)	(114)
Decrease in other current assets	16	96
(Decrease) increase in due to operators	(35)	44
(Decrease) increase in accrued expenses	(249)	1
Net cash used in operating activities	(43)	(56)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(51)	-
Capital expenditures for oil and gas properties	(4,770)	(7,294)
Proceeds from sale of oil and gas property	1,813	-
Proceeds from the maturity of marketable securities	10,002	13,082
Investments in marketable securities	(7,001)	(9,999)
Interest reinvested in salvage fund	(10)	(10)
Net cash used in investing activities	(17)	(4,221)

Cash flows from financing activities
Distributions	(456)	(540)
Net cash used in financing activities	(456)	(540)
Net decrease in cash and cash equivalents	(516)	(4,817)
Cash and cash equivalents, beginning of period	3,671	17,007
Cash and cash equivalents, end of period	$3,155	$12,190

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties
reclassified to proved properties and dry-hole costs	$2,520	$169

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $2.8 million, of which $2.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2010, the Fund had short-term, held-to-maturity investments of $3.0 million and $4.0 million, which mature in September 2010 and November 2010, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.6 million and $1.2 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2010 and for the year ended December 31, 2009.

	June 30, 2010	December 31, 2009
	(in thousands)
Balance - Beginning of period	$775	$550
Liabilities incurred	106	43
Liabilities settled	-	-
Accretion expense	11	15
Revisions to previous estimates	-	167
Balance - End of period	$892	$775

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

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $1.8 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $1.0 million.  At the time of the sale, the carrying value for the Ajax Project was $0.8 million.  During the year ended December 31, 2009, the Fund recorded an impairment charge of $2.9 million relating to the Ajax Project, after evaluating its options for completion of the well given its estimate of current market conditions.  The carrying value for the Ajax Project prior to the impairment charge was $3.7 million.  At the time of the impairment, the fair value of the well was determined based on level 3 inputs, which include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010. Accordingly, drilling efforts for the Beta Project have been suspended and are currently expected to resume in December 2010, assuming the moratorium is not extended.  As of the date of this filing, neither the Fund’s producing properties, nor the completion efforts for the Raven Project, have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Dakota Project	$3,002	$-	$3,002	$-
Bison Project	(1)	-	8	140
Other wells	(49)	12	(62)	65
	$2,952	$12	$2,948	$205

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

6.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.4 million for each of the three months ended June 30, 2010 and 2009.  Management fees were $0.7 million for each of the six months ended June 30, 2010 and 2009.

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

7.  Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $4.1 million related to its investment properties, of which $2.4 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	June 30, 2010	Budget	Status
		(in thousands)
Current Project
Beta Project	3.0%	$1,657	$4,885	Drilling commenced March 2010; currently suspended due to moratorium.
Non-producing Property
Raven Project	6.25%	$1,331	$1,773	Completion efforts are ongoing. Production expected September 2010.
Producing Properties
Liberty Project	12.0%	$13,876	$14,261	Well completed and production commenced July 2010.
Cobalt Project	5.0%	$2,366	$2,396
Production commenced June 2009.  Minor recompletion into a new zone improving production in April 2010 at a cost of $9 thousand.  Additional recompletion activities to be completed at an estimated cost of $30 thousand.

Main Pass 283/279 well #1	9.0%	$2,645	$2,645	Production commenced August 2008.
Dry Hole
Dakota Project	6.5%	$3,002	N/A	Drilling commenced December 2009; dry hole determination May 2010.
Sold Property
Ajax Project	12.5%	$3,691	N/A	Property sold June 2010.

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $1.8 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $1.0 million.  At the time of the sale, the carrying value for the Ajax Project was $0.8 million.  During the year ended December 31, 2009, the Fund recorded an impairment charge of $2.9 million relating to the Ajax Project, after evaluating its options for completion of the well given its estimate of current market conditions.  The carrying value for the Ajax Project prior to the impairment charge was $3.7 million.  At the time of the impairment, the fair value of the well was determined based on level 3 inputs, which include projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010. Accordingly, drilling efforts for the Beta Project have been suspended and are currently expected to resume in December 2010, assuming the moratorium is not extended.  As of the date of this filing, neither the Fund’s producing properties, nor the completion efforts for the Raven Project, have been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)

Revenue
Oil and gas revenue	$914	$454	$1,564	$965
Expenses
Depletion and amortization	210	939	414	1,953
Dry-hole costs	2,952	12	2,948	205
Management fees to affiliate	367	367	735	735
Operating expenses	37	76	180	143
General and administrative expenses	68	93	196	195
Total expenses	3,634	1,487	4,473	3,231
Gain on sale of oil and gas property	1,029	-	1,029	-
Loss from operations	(1,691)	(1,033)	(1,880)	(2,266)
Other income
Interest income	7	22	14	76
Net loss	$(1,684)	$(1,011)	$(1,866)	$(2,190)

Overview.  Since inception, the Fund has had three wells come onto production; Main Pass 283/279 well #1 in August 2008, West Cameron 57 in December 2008 and the Cobalt Project in June 2009, thereby impacting the Fund’s revenue, depletion and amortization, and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2010 was $0.9 million, a $0.5 million increase from the three months ended June 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $0.2 million and increased average prices totaling $0.2 million.

Oil sales volumes were 5 thousand barrels and 3 thousand barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $77 per barrel during the three months ended June 30, 2010 compared to $58 per barrel during the three months ended June 30, 2009.

Gas sales volumes were 95 thousand mcf and 70 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.38 per mcf during the three months ended June 30, 2010 compared to $3.49 per mcf during the three months ended June 30, 2009.

Oil and gas revenue for the six months ended June 30, 2010 was $1.6 million, a $0.6 million increase from the six months ended June 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $0.2 million and increased average prices totaling $0.4 million.

Oil sales volumes were 8 thousand barrels and 7 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel during the six months ended June 30, 2010 compared to $48 per barrel during the six months ended June 30, 2009.

Gas sales volumes were 156 thousand mcf and 131 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.67 per mcf during the six months ended June 30, 2010 compared to $3.93 per mcf during the six months ended June 30, 2009.

The increases in volumes were primarily related to the onset of production for the Cobalt Project in June 2009, partially offset by a reduction in volumes for the West Cameron 57 well, which was determined to be fully depleted at December 31, 2009.  Additionally, during the three and six months ended June 30, 2010, Main Pass 283/279 well #1 experienced increased flow rates due to improved well performance.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2010 was $0.2 million, a decrease of $0.7 million from the three months ended June 30, 2009.  Depletion and amortization for the six months ended June 30, 2010 was $0.4 million, a decrease of $1.5 million from the six months ended June 30, 2009.  The decreases were primarily attributable to a decrease in depletion rates totaling $1.2 million and $2.0 million for the three and six months ended June 30, 2010, respectively, compared to the three and six months June 30, 2009, due to a revision in reserve estimates for Main Pass 283/279 well #1, coupled with lower cost reserve additions for the Cobalt Project.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Dakota Project	$3,002	$-	$3,002	$-
Bison Project	(1)	-	8	140
Other wells	(49)	12	(62)	65
	$2,952	$12	$2,948	$205

Management Fees to Affiliate.  Management fees were $0.4 million for each of the three months ended June 30, 2010 and 2009.  Management fees were $0.7 million for each of the six months ended June 30, 2010 and 2009.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$47	$50	$106	$114
Geological costs	(16)	23	63	23
Accretion expense	6	3	11	6
	$37	$76	$180	$143

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended June 30, 2010 and 2009, average production cost was $0.32 per mcfe and $0.49 per mcfe, respectively.  For the six months ended June 30, 2010 and 2009 average production cost was $0.44 per mcfe and $0.58 per mcfe, respectively. Geological costs for the three and six months ended June 30, 2010 were primarily related to the Raven and Beta projects.  Geological costs for the three and six months ended June 30, 2009 were related to the Main Pass 283/279 property.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$11	$36	$96	$80
Accounting fees	52	48	90	93
Trust fees and other	5	9	10	22
	$68	$93	$196	$195

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

Gain on Sale of Oil and Gas Property.  During the three and six months ended June 30, 2010 the Fund recorded a gain on sale of property of $1.0 million, related to the Ajax Project.  There were no such amounts recorded during the three and six months ended June 30, 2009.  See “Business Update” above for additional information regarding the sale.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and six months ended June 30, 2010 was $7 thousand and $14 thousand, respectively, a decrease of $15 thousand and $62 thousand, respectively, from the three and six months ended June 30, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2010 were $43 thousand, primarily related to management fees of $0.7 million, payments of general and administrative expenses of $0.4 million and operating expenses of $0.2 million, partially offset by revenue received of $1.3 million.

Cash flows used in operating activities for the six months ended June 30, 2009 were $0.1 million, primarily related to management fees of $0.7 million, general and administrative expenses of $0.2 million and operating expenses of $0.1 million, partially offset by revenue received of $0.9 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $17 thousand, primarily related to investments in U.S. Treasury securities totaling $7.0 million and capital expenditures for oil and gas properties of $4.8 million, inclusive of advances, partially offset by proceeds received from the maturity of U.S. Treasury securities totaling $10.0 million coupled with the proceeds from the sale of the Ajax property of $1.8 million.

Cash flows used in investing activities for the six months ended June 30, 2009 were $4.2 million, primarily related to investments in U.S. Treasury securities totaling $10.0 million and capital expenditures for oil and gas properties of $7.3 million, partially offset by proceeds received from the maturity of U.S. Treasury securities totaling $13.1 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $0.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $0.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $4.1 million related to its investment properties, of which $2.4 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	August 5, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)