Form 10-Q
period 2010-09-30
Ridgewood Energy W Fund LLC
filed 2010-11-09
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    ☒

As of November 9, 2010 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,826	$3,671
Short-term investments in marketable securities	4,003	9,999
Production receivable	1,837	202
Other current assets	398	19
Total current assets	11,064	13,891
Salvage fund	1,078	1,062
Oil and gas properties:
Advances to operators for working interests and expenditures	-	2,520
Unproved properties	1,731	4,794
Proved properties	20,626	17,491
Less: accumulated depletion and amortization	(4,181)	(5,430)
Total oil and gas properties, net	18,176	19,375
Total assets	$30,318	$34,328

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$137	$1,306
Asset retirement obligations	262	-
Accrued expenses	98	370
Total current liabilities	497	1,676
Asset retirement obligations	637	775
Total liabilities	1,134	2,451
Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(416)	(162)
Retained earnings (accumulated deficit)	21	(582)
Manager's total	(395)	(744)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 shares issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(3,998)	(921)
Accumulated deficit	(24,565)	(24,600)
Shareholders' total	29,579	32,621
Total members' capital	29,184	31,877
Total liabilities and members' capital	$30,318	$34,328

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue
Oil and gas revenue	$4,507	$529	$6,071	$1,494
Expenses
Depletion and amortization	1,200	918	1,614	2,871
Dry-hole costs	10	21	2,958	226
Management fees to affiliate (Note 6)	335	367	1,070	1,102
Operating expenses	340	54	520	197
General and administrative expenses	127	142	323	337
Total expenses	2,012	1,502	6,485	4,733
Gain on sale of oil and gas property	-	-	1,029	-
Income (loss) from operations	2,495	(973)	615	(3,239)
Other income
Interest income	9	15	23	91
Net income (loss)	$2,504	$(958)	$638	$(3,148)

Manager Interest
Net income (loss)	$546	$(13)	$603	$(43)

Shareholder Interest
Net income (loss)	$1,958	$(945)	$35	$(3,105)
Net income (loss) per share	$5,892	$(2,844)	$105	$(9,344)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$638	(3,148)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depletion and amortization	1,614	2,871
Dry-hole costs	2,958	226
Accretion expense	18	9
Gain on sale of oil and gas property	(1,029)	-
Interest earned on marketable securities	(6)	(66)
Changes in assets and liabilities:
Increase in production receivable	(1,635)	(3)
(Increase) decrease in other current assets	(24)	75
(Decrease) increase in due to operators	(26)	91
(Decrease) increase in accrued expenses	(272)	58
Net cash provided by operating activities	2,236	113

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(11)
Capital expenditures for oil and gas properties	(5,549)	(7,831)
Proceeds from sale of oil and gas property	1,813	-
Proceeds from the maturity of marketable securities	13,003	13,082
Investments in marketable securities	(7,001)	(14,995)
Interest reinvested in salvage fund	(16)	(15)
Net cash provided by (used in) investing activities	2,250	(9,770)

Cash flows from financing activities
Distributions	(3,331)	(825)
Net cash used in financing activities	(3,331)	(825)
Net increase (decrease) in cash and cash equivalents	1,155	(10,482)
Cash and cash equivalents, beginning of period	3,671	17,007
Cash and cash equivalents, end of period	$4,826	$6,525

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties
reclassified to proved properties and dry-hole costs	$2,520	$169

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $4.5 million, of which $2.0 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2010, the Fund had a short-term, held-to-maturity investment of $4.0 million, which matures in November 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had an investment in a U.S. Treasury security within its salvage fund that is classified as held-to-maturity, of $0.9 million, which matures in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.1 million and $1.2 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2010 and for the year ended December 31, 2009.

	September 30, 2010	December 31, 2009
	(in thousands)

Balance - Beginning of period	$775	$550
Liabilities incurred	106	43
Liabilities settled	-	-
Accretion expense	18	15
Revisions to previous estimates	-	167
Balance - End of period	$899	$775

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

4.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)

Dakota Project	$-	$-	$3,002	$-
Bison Project	-	21	8	161
Other wells	10	-	(52)	65
	$10	$21	$2,958	$226

5.  Distributions

Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $8 thousand to $16 thousand per share. The Fund began making distributions to eligible early investors in December 2008 and to all investors in October 2010.

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

6.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended September 30, 2010 and 2009 were $0.3 million and $0.4 million, respectively.  Management fees for each of the nine months ended September 30, 2010 and 2009 were $1.1 million.

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

7.  Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $3.2 million related to its investment properties, of which $2.3 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total spent
	Working	through	Total Estimated
	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$1,731	$4,888	Drilling commenced March 2010, suspended during the moratorium, and currently expected to resume in first quarter 2011.
Producing Properties
Raven Project	6.25%	$1,622	$1,622	Well completed and production commenced September 2010.
Liberty Project	12.0%	$13,415	$13,415	Well completed and production commenced July 2010.
Cobalt Project	5.0%	$2,367	$2,397	Production commenced June 2009. Minor recompletion in April 2010 at a cost of $9 thousand. Additional recompletion activities planned at an estimated cost of $30 thousand.
Main Pass 283/279 well #1	9.0%	$2,645	$2,645	Production commenced in 2008.
Dry Hole
Dakota Project	6.5%	$3,002	N/A	Drilling commenced December 2009; dry hole determination May 2010.
Sold Property
Ajax Project	12.5%	$3,693	N/A	Property sold June 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  As a result of the moratorium, drilling efforts for the Beta Project had been suspended and are currently expected to resume in first quarter 2011.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)

Revenue
Oil and gas revenue	$4,507	$529	$6,071	$1,494
Expenses
Depletion and amortization	1,200	918	1,614	2,871
Dry-hole costs	10	21	2,958	226
Management fees to affiliate	335	367	1,070	1,102
Operating expenses	340	54	520	197
General and administrative expenses	127	142	323	337
Total expenses	2,012	1,502	6,485	4,733
Gain on sale of oil and gas property	-	-	1,029	-
Income (loss) from operations	2,495	(973)	615	(3,239)
Other income
Interest income	9	15	23	91
Net income (loss)	$2,504	$(958)	$638	$(3,148)

Overview.  Since inception, the Fund has had five wells come onto production; including the Cobalt Project in June 2009, the Liberty Project in July 2010 and the Raven Project in September 2010 thereby impacting the Fund’s revenue, depletion and amortization, and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2010 was $4.5 million, a $4.0 million increase from the three months ended September 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $1.9 million and increased average prices totaling $2.1 million.

Oil sales volumes were 44 thousand barrels and 3 thousand barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $74 per barrel during the three months ended September 30, 2010 compared to $67 per barrel during the three months ended September 30, 2009.

Gas sales volumes were 205 thousand mcf and 75 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.52 per mcf during the three months ended September 30, 2010 compared to $2.99 per mcf during the three months ended September 30, 2009.

Oil and gas revenue for the nine months ended September 30, 2010 was $6.1 million, a $4.6 million increase from the nine months ended September 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $2.2 million and increased average prices totaling $2.5 million.

Oil sales volumes were 51 thousand barrels and 10 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel during the nine months ended September 30, 2010 compared to $54 per barrel during the nine months ended September 30, 2009.

Gas sales volumes were 366 thousand mcf and 206 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.53 per mcf during the nine months ended September 30, 2010 compared to $3.59 per mcf during the nine months ended September 30, 2009.

The increases in volumes were primarily related to the timing of the onset of production for the Fund’s wells, as discussed in “Overview “ above, coupled with an increase in flow rates for the Main Pass 283/279 well #1.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2010 was $1.2 million, an increase of $0.3 million from the three months ended September 30, 2009.  Depletion and amortization for the nine months ended September 30, 2010 was $1.6 million, a decrease of $1.3 million from the nine months ended September 30, 2009.  The increase during the three months ended September 30, 2010 was due to an increase in production volumes totaling $3.5 million partially offset by a decrease in depletion rates totaling $3.2 million compared to the three months ended September 30, 2009. The decrease for the nine months ended September 30, 2010 was primarily attributable to a decrease in depletion rates totaling $5.6 million, partially offset by an increase in production volumes totaling $4.3 million compared to the nine months ended September 30, 2009. The decreases in depletion rates were primarily due to the composite of productive wells and an increase to reserve estimates for Main Pass 283/279 well #1.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)

Dakota Project	$-	$-	$3,002	$-
Bison Project	-	21	8	161
Other wells	10	-	(52)	65
	$10	$21	$2,958	$226

Management Fees to Affiliate.  Management fees were $0.3 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively.  Management fees were $1.1 million for each of the nine months ended September 30, 2010 and 2009.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)

Lease operating expense	$327	$49	$433	$163
Geological costs	6	2	69	25
Accretion expense	7	3	18	9
	$340	$54	$520	$197

Lease operating expense was related to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended September 30, 2010 and 2009, average production cost was $0.62 per mcfe and $0.44 per mcfe, respectively.  For the nine months ended September 30, 2010 and 2009 average production cost was $0.56 per mcfe and $0.53 per mcfe, respectively. Geological costs for the three and nine months ended September 30, 2010 were primarily related to the Raven and Beta projects.  Geological costs for the three and nine months ended September 30, 2009 were primarily related to the Main Pass 283/279 property.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)

Insurance expense	$82	$91	$178	$171
Accounting fees	41	42	131	135
Trust fees and other	4	9	14	31
	$127	$142	$323	$337

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

Gain on Sale of Oil and Gas Property.  During the nine months ended September 30, 2010 the Fund recorded a gain on sale of property of $1.0 million, related to the Ajax Project.  There were no such amounts recorded during the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2009.  See “Business Update” above for additional information regarding the sale.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2010 was $9 thousand and $23 thousand, respectively, a decrease of $6 thousand and $0.1 million, respectively, from the three and nine months ended September 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $2.2 million, primarily related to revenue received of $4.4 million, partially offset by management fees of $1.1 million, payments of general and administrative expenses of $0.6 million and operating expenses of $0.5 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $0.1 million, primarily related to revenue received of $1.5 million and favorable working capital of $0.2 million, partially offset by management fees of $1.1 million, general and administrative expenses of $0.3 million and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2010 were $2.3 million, primarily related to proceeds received from the maturity of U.S. Treasury securities totaling $13.0 million coupled with the proceeds from the sale of the Ajax property of $1.8 million, partially offset by investments in U.S. Treasury securities totaling $7.0 million and capital expenditures for oil and gas properties of $5.5 million.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $9.8 million, primarily related to investments in U.S. Treasury securities totaling $15.0 million and capital expenditures for oil and gas properties of $7.8 million, inclusive of advances, partially offset by proceeds received from the maturity of U.S. Treasury securities totaling $13.1 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $3.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.8 million related to manager and shareholder distributions paid.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $3.2 million related to its investment properties, of which $2.3 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	November 9, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)