Form 10-Q
period 2011-03-31
Ridgewood Energy W Fund LLC
filed 2011-05-12
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

As of May 12, 2011 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,542	$4,237
Short-term investments in marketable securities	5,002	5,000
Production receivable	2,480	2,434
Other current assets	204	145
Total current assets	12,228	11,816
Salvage fund	1,088	1,083
Oil and gas properties:
Unproved properties	1,693	1,791
Proved properties	21,614	20,725
Less: accumulated depletion and amortization	(7,876)	(6,089)
Total oil and gas properties, net	15,431	16,427
Total assets	$28,747	$29,326

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$433	$481
Accrued expenses	60	126
Total current liabilities	493	607
Asset retirement obligations	684	905
Total liabilities	1,177	1,512
Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(1,616)	(1,015)
Retained earnings	1,472	688
Manager's total	(144)	(327)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 shares issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(10,797)	(7,391)
Accumulated deficit	(19,631)	(22,610)
Shareholders' total	27,714	28,141
Total members' capital	27,570	27,814
Total liabilities and members' capital	$28,747	$29,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2011	2010

Revenue
Oil and gas revenue	$6,205	$650
Expenses
Depletion and amortization	1,525	204
Dry-hole costs	44	(4)
Management fees to affiliate (Note 6)	324	368
Operating expenses	499	143
General and administrative expenses	57	128
Total expenses	2,449	839
Income (loss) from operations	3,756	(189)
Interest income	7	7
Net income (loss)	$3,763	$(182)

Manager Interest
Net income	$784	$12

Shareholder Interest
Net income (loss)	$2,979	$(194)
Net income (loss) per share	$8,965	$(584)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$3,763	(182)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and amortization	1,525	204
Dry-hole costs	44	(4)
Changes in assets and liabilities:
Increase in production receivable	(46)	(67)
Decrease in other current assets	13	6
(Decrease) increase in due to operators	(2)	5
Decrease in accrued expenses	(66)	(179)
Net cash provided by (used in) operating activities	5,231	(217)

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(16)
Capital expenditures for oil and gas properties	(914)	(1,372)
Interest reinvested in salvage fund	(5)	(5)
Net cash used in investing activities	(919)	(1,393)

Cash flows from financing activities
Distributions	(4,007)	(213)
Net cash used in financing activities	(4,007)	(213)
Net increase (decrease) in cash and cash equivalents	305	(1,823)
Cash and cash equivalents, beginning of period	4,237	3,671
Cash and cash equivalents, end of period	$4,542	$1,848

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties
reclassified to unproved properties	$-	$1,547

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 6 and 8.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2010 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2011, the Fund’s bank balances exceeded federally insured limits by $4.2 million, of which $2.0 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2011, the Fund had short-term, held-to-maturity investments of $5.0 million, which matured in May 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.9 million, which mature in February 2012. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At March 31, 2011 and December 31, 2010, amounts recorded in due to operators totaling $13 thousand and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  In April 2011, the Fund entered into twelve-month put option contracts for a portion of its oil production, which commence in May 2011.

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

Effective February 1, 2011, the Fund entered into an agreement to convey its working interest in West Cameron 57 to Marlin Coastal, L.L.C. (“Marlin”), the operator of the well, in exchange for Marlin’s assumption of all future obligations and liabilities of the well. During the year ended December 31, 2009, the Fund recorded an impairment relating to West Cameron 57 totaling $6.8 million, as the Fund’s independent petroleum engineers did not assign any reserves to this well. During the year ended December 31, 2010, and through the date of the conveyance agreement, the well continued to produce small amounts of oil and gas. As a result of the conveyance, during the first quarter 2011, the Fund relieved the asset retirement obligation of $0.3 million that it had previously established for the well. Such amount is included in the statement of operations within “Depletion and amortization.” There were no impairments to oil and gas properties during the three months ended March 31, 2010.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.   Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, were $44 thousand during the three months ended March 31, 2011. The Fund had credits to dry-hole costs of $4 thousand during the three months ended March 31, 2010.

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2011 and 2010 were $0.3 million and $0.4 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended March 31, 2011 and 2010 were $0.6 million and $32 thousand, respectively.

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

7.   Fair Value Measurements

At March 31, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $3.6 million related to its investment properties, of which $2.0 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

In response to the April 2010 oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2010 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 17, 2007 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Lease Block	Working Interest	Total Spent through March 31, 2011	Total Fund Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$1,693	$4,866	Drilling commenced in March 2010 and was suspended due to the moratorium. Awaiting issuance of drilling permit, which is currently expected in second quarter 2011.

Raven Project well #2	6.25%	$797	$1,116	Discovery in March 2011. Completion efforts are ongoing. Production expected to commence second half of 2011.
Producing Properties
Raven Project well #1	6.25%	$1,658	$1,689	Production commenced September 2010. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $31 thousand.
Liberty Project	12.0%	$13,451	$13,451	Production commenced July 2010.
Cobalt Project	5.0%	$2,366	$2,431	Production commenced in 2009. Recompletion efforts planned at an estimated cost of $0.1 million.
Main Pass 283/279 well #1	9.0%	$2,722	$2,722	Production commenced in 2008.
Conveyances
West Cameron 57	20.0%	$7,572	N/A	Production commenced in 2008. Working interest conveyed to operator effective February 1, 2011. See discussion below.

Effective February 1, 2011, the Fund entered into an agreement to convey its working interest in West Cameron 57 to Marlin Coastal, L.L.C. (“Marlin”), the operator of the well, in exchange for Marlin’s assumption of all future obligations and liabilities of the well.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2011	2010
	(in thousands)

Revenue
Oil and gas revenue	$6,205	$650
Expenses
Depletion and amortization	1,525	204
Dry-hole costs	44	(4)
Management fees to affiliate	324	368
Operating expenses	499	143
General and administrative expenses	57	128
Total expenses	2,449	839
Income (loss) from operations	3,756	(189)
Interest income	7	7
Net income (loss)	$3,763	$(182)

Overview.  During the three months ended March 31, 2011, the Fund had five wells that produced for a total of 389 days, compared to three wells that produced for a total of 218 days during the three months ended March 31, 2010.  The increase in total production days resulted from the onset of production for the Liberty and Raven projects, which commenced in July 2010 and September 2010, respectively.  During the three months ended March 31, 2011, the Fund’s wells’ production rate averaged 1,516 mcfe/producing day, compared to 435 mcfe/producing day during the three months ended March 31, 2010.  The increase was primarily related to the Liberty and Raven projects coupled with improved production for the Cobalt Project, which underwent a minor re-completion in April 2010.  Effective February 1, 2011, the Fund entered into an agreement to convey its working interest in West Cameron 57 to the operator of the well.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended March 31, 2011 was $6.2 million, a $5.6 million increase from the three months ended March 31, 2010.  The increase is attributable to increased sales volumes totaling $3.3 million coupled with the impact of the change in average prices totaling $2.2 million.

Oil sales volumes were 49 thousand barrels and 3 thousand barrels for the three months ended March 31, 2011 and 2010, respectively.  The Fund’s oil prices averaged $97 per barrel during the three months ended March 31, 2011 compared to $77 per barrel during the three months ended March 31, 2010.

Gas sales volumes were 273 thousand mcf and 58 thousand mcf for the three months ended March 31, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.55 per mcf during the three months ended March 31, 2011 compared to $5.20 per mcf during the three months ended March 31, 2010.

The increases in sales volumes were primarily related to the timing of the onset of production for the Fund’s producing wells and increased production rates for the Cobalt Project, as discussed in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2011 was $1.5 million, an increase of $1.3 million from the three months ended March 31, 2010.  The increase resulted from an increase in production volumes totaling $1.1 million coupled with an increase in average depletion rates totaling $0.5 million.  These increases were partially offset by a credit of $0.3 million, which resulted from the relief of the asset retirement obligation for West Cameron 57, which was conveyed to the operator effective February 2011.  The increase in the depletion rates was primarily due to the composite of productive wells.

Dry-hole Costs.   Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits, were $44 thousand during the three months ended March 31, 2011. The Fund had credits to dry-hole costs of $4 thousand during the three months ended March 31, 2010.

Management Fees to Affiliate.   Management fees for the three months ended March 31, 2011 and 2010 were $0.3 million and $0.4 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Lease operating expense	$499	$59
Geological costs and other	-	84
	$499	$143

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.85 per mcfe during the three months ended March 31, 2011 compared to $0.65 per mcfe during the three months ended March 31, 2010.  Geological costs for the three months ended March 31, 2010 were related to the Raven and Beta projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2011	2010
	(in thousands)
Accounting fees	$38	$38
Insurance expense	15	85
Trust fees and other	4	5
	$57	$128

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling and directors’ and officers’ liability insurance.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for each of the three months ended March 31, 2011 and 2010 was $7 thousand.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2011 were $5.2 million, primarily related to revenue received of $6.2 million, partially offset by operating expenses of $0.5 million, management fees of $0.3 million and general and administrative expenses paid of $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2010 were $0.2 million, primarily related to management fees of $0.4 million, unfavorable working capital of $0.2 million, general and administrative expenses of $0.1 million and operating expenses of $0.1 million, partially offset by revenue received of $0.6 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2011 were $0.9 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2010 were $1.4 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2011 were $4.0 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2010 were $0.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2011, the Fund had committed to spend an additional $3.6 million related to its investment properties, of which $2.0 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.     CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.2	Amended Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy W Fund, LLC dated April 13, 2011	Filed herewith

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY W FUND, LLC

Dated:	May 12, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)