Form 10-Q
period 2011-09-30
Ridgewood Energy W Fund LLC
filed 2011-11-08
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
             or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2011 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,415	$4,237
Short-term investments in marketable securities	5,000	5,000
Production receivable	1,912	2,434
Other current assets	787	145
Total current assets	13,114	11,816
Salvage fund	1,098	1,083
Oil and gas properties:
Advances to operators for working interests and expenditures	7	-
Unproved properties	1,694	1,791
Proved properties	21,952	20,725
Less: accumulated depletion and amortization	(12,761)	(6,089)
Total oil and gas properties, net	10,892	16,427
Total assets	$25,104	$29,326

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$474	$481
Accrued expenses	26	126
Total current liabilities	500	607
Asset retirement obligations	709	905
Total liabilities	1,209	1,512
Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(3,038)	(1,015)
Retained earnings	3,033	688
Manager's total	(5)	(327)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 shares issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(18,856)	(7,391)
Accumulated deficit	(15,386)	(22,610)
Shareholders' total	23,900	28,141
Total members' capital	23,895	27,814
Total liabilities and members' capital	$25,104	$29,326

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue
Oil and gas revenue	$5,469	$4,507	$18,510	$6,071
Expenses
Depletion and amortization	2,221	1,200	6,410	1,614
Dry-hole costs	22	10	77	2,958
Management fees to affiliate (Note 4)	275	335	875	1,070
Operating expenses	471	340	1,449	520
General and administrative expenses	41	127	231	323
Total expenses	3,030	2,012	9,042	6,485
(Loss) gain on sale of oil and gas properties	-	-	(25)	1,029
Income from operations	2,439	2,495	9,443	615
Other income	231	9	126	23
Net income	$2,670	$2,504	$9,569	$638

Manager Interest
Net income	$713	$546	$2,345	$603

Shareholder Interest
Net income	$1,957	$1,958	$7,224	$35
Net income per share	$5,889	$5,892	$21,740	$105

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$9,569	$638
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	6,410	1,614
Dry-hole costs	77	2,958
Loss (gain) on sale of oil and gas properties	25	(1,029)
Derivative instrument income	(106)	-
Derivative instrument settlements	5	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	522	(1,635)
Increase in other current assets	(478)	(30)
Decrease in due to operators	(9)	(26)
Decrease in accrued expenses	(100)	(254)
Net cash provided by operating activities	15,915	2,236

Cash flows from investing activities
Payments to operators for working interests and expenditures	(7)	-
Capital expenditures for oil and gas properties	(1,231)	(5,549)
Proceeds from the sale of oil and gas properties	-	1,813
Proceeds from the maturity of investments	5,003	13,003
Investments in marketable securities	(4,999)	(7,001)
Interest reinvested in salvage fund	(15)	(16)
Net cash (used in) provided by investing activities	(1,249)	2,250

Cash flows from financing activities
Distributions	(13,488)	(3,331)
Net cash used in financing activities	(13,488)	(3,331)
Net increase in cash and cash equivalents	1,178	1,155
Cash and cash equivalents, beginning of period	4,237	3,671
Cash and cash equivalents, end of period	$5,415	$4,826

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties
reclassified to dry-hole costs	$-	$2,520

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 4 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $1.7 million, of which $1.5 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2011, the Fund had short-term, held-to-maturity investments of $5.0 million, which mature in April 2012.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.9 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.1 million related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 2. “Derivative Instruments,” for more information.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.  Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets.”  The derivative contracts relating to oil pricing are settled based upon reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At September 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - April 30, 2012	Put Options	23,224	$105.00	$265
October 1, 2011 - April 30, 2012	Put Options	11,079	$112.00	$179
October 1, 2011 - April 30, 2012	Put Options	11,079	$100.00	$97

For the three months ended September 30, 2011, the Fund’s derivative instrument income consisted of realized losses of $0.1 million and unrealized gains of $0.3 million, respectively.  For the nine months ended September 30, 2011, the Fund’s derivative instrument income consisted of realized losses of $0.2 million and unrealized gains of $0.3 million, respectively.   There was no derivative instrument income for the three and nine months ended September 30, 2010.

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

During June 2010, the Fund sold its interest in the Ajax Project to KNOC USA Corporation and Samsung Oil & Gas USA Corp., for net proceeds of $1.8 million in cash and estimated overriding royalty interest amounts, which resulted in a gain of $1.0 million.  At the time of the sale, the carrying value for the Ajax Project was $0.8 million, which reflected a prior year impairment charge of $2.9 million.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations related to the Ajax Project.  There were no such amounts recorded during the three months ended September 30, 2011 and 2010.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Dakota Project	$-	$-	$57	$3,002
Other wells	22	10	20	(44)
	$22	$10	$77	$2,958

4.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2011 and 2010 were $0.3 million.  Management fees for the nine months ended September 30, 2011 and 2010 were $0.9 million and $1.1 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended September 30, 2011 and 2010 were $0.6 million and $0.2 million, respectively.  Distributions paid to the Manager for the nine months ended September 30, 2011 and 2010 were $2.0 million and $0.3 million, respectively.

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

5.  Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $3.6 million related to its investment properties, of which $3.4 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Events

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

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse effect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent
	Working	through	Total Fund
Lease Block	Interest	September 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$1,694	$5,211	Drilling commenced in March 2010 and was suspended due to the moratorium. Permit to resume drilling was obtained in August 2011. Drilling expected to resume in fourth quarter 2011.
Producing Properties
Raven Project well #2	6.25%	$1,175	$1,175	Production commenced July 2011.
Raven Project well #1	6.25%	$1,613	$1,644
Production commenced September 2010. Well was shut-in for one month, resuming production in June 2011. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $31 thousand.

Liberty Project	12.0%	$13,436	$13,436	Production commenced July 2010.
Cobalt Project	5.0%	$2,366	$2,431
Production commenced in 2009. Maintenance work completed in July 2011 at a cost of $5 thousand, which increased well's production rates. Ongoing recompletion efforts planned at an estimated cost of $0.1 million.

Main Pass 283/279 well #1	9.0%	$2,749	$2,749	Production commenced in 2008. Well is currently shut-in due to water build up. Currently evaluating options for repair.
Conveyances
West Cameron 57	20.0%	$7,593	N/A	Production commenced in 2008. Working interest conveyed to operator effective February 1, 2011. See discussion below.

Effective February 1, 2011, the Fund entered into an agreement to convey its working interest in West Cameron 57 to Marlin Coastal, L.L.C. (“Marlin”), the operator of the well, in exchange for Marlin’s assumption of all future obligations and liabilities of the well.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Revenue
Oil and gas revenue	$5,469	$4,507	$18,510	$6,071
Expenses
Depletion and amortization	2,221	1,200	6,410	1,614
Dry-hole costs	22	10	77	2,958
Management fees to affiliate	275	335	875	1,070
Operating expenses	471	340	1,449	520
General and administrative expenses	41	127	231	323
Total expenses	3,030	2,012	9,042	6,485
(Loss) gain on sale of oil and gas properties	-	-	(25)	1,029
Income from operations	2,439	2,495	9,443	615
Other income	231	9	126	23
Net income	$2,670	$2,504	$9,569	$638

Overview.  The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	5	4	5	4
Total number of production days	422	339	1,148	774
Average mcfe per production day	1,294	1,639	1,531	1,037

During the three and nine months ended September 30, 2011, the increases in production days were primarily attributable to the number of productive wells.   During the three months ended September 30, 2011, the decrease in average production rate was primarily related to declines in well production and maintenance activities.  During the nine months ended September 30, 2011, the increase in average production rate was principally attributable to the number of productive wells.  See additional discussion in “Business Update” above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2011 was $5.5 million, a $1.0 million increase from the three months ended September 30, 2010.  The increase is attributable to the impact of the change in average prices totaling $1.3 million, partially offset by decreased net sales volume totaling $0.4 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $18.5 million, a $12.4 million increase from the nine months ended September 30, 2010.  The increase is attributable to increased sales volume totaling $8.1 million, coupled with the impact of the net change in average prices totaling $4.3 million.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	38	44	132	51
Average oil price per barrel	$104	$74	$104	$75
Gas sales in thousands of mcfs	265	205	782	366
Average gas price per mcf	$4.28	$4.52	$4.21	$4.53

During the three months ended September 30, 2011, the decrease in oil sales volume was primarily related to declines in well production and maintenance activities.  During the nine months ended September 30, 2011, the increase in oil sales volume was related to the number of producing wells and number of productive days.  During the three and nine months ended September 30, 2011, the increases in gas sales volume were related to increased production days.  See additional discussion in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2011 was $2.2 million and $6.4 million, respectively, an increase of $1.0 million and $4.8 million from the three and nine months ended September 30, 2010, respectively.  The increase in the three month period primarily resulted from an increase in average depletion rates.  The increase in the nine month period resulted from an increase in average depletion rates totaling $3.0 million, coupled with an increase in production volumes totaling $2.1 million.  These increases were partially offset by a credit of $0.3 million, which resulted from the relief of the asset retirement obligation for West Cameron 57, which was conveyed to the operator effective February 2011.  The increases in the depletion rates were primarily due to the composite of productive wells.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Dakota Project	$-	$-	$57	$3,002
Other wells	22	10	20	(44)
	$22	$10	$77	$2,958

Management Fees to Affiliate.   Management fees for each of the three months ended September 30, 2011 and 2010 were $0.3 million.  Management fees for the nine months ended September 30, 2011 and 2010 were $0.9 million and $1.1 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$452	$327	$1,423	$433
Workover expenses	18	-	24	-
Geological costs and other	1	13	2	87
	$471	$340	$1,449	$520

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.83 per mcfe and $0.81 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.62 per mcfe and $0.56 per mcfe during the three and nine months ended September 30, 2010, respectively.  Workover expenses, which primarily related to the Raven #1 and Cobalt projects, represent costs to restore or stimulate production of existing reserves of a proved property.  Geological costs primarily related to the Raven and Beta projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Insurance expense	$33	$82	$127	$178
Accounting fees	7	41	97	131
Trust fees and other	1	4	7	14
	$41	$127	$231	$323

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

(Loss) Gain on Sale of Oil and Gas Properties.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010.  During the nine months ended September 30, 2010 the Fund recorded a gain on sale of oil and gas properties of $1.0 million, related to the Ajax Project.  There were no such amounts recorded during the three months ended September 30, 2011 and 2010.  See Note 3 of Notes to Unaudited Condensed Financial Statements – “Oil and Gas Properties” in Item 1. “Financial Statements” contained in this Quarterly Report for additional information regarding the sale.

Other Income.  Other income for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$7	$9	$20	$23
Realized losses on derivative instruments	(115)	-	(200)	-
Unrealized gains on derivative instruments	339	-	306	-
	$231	$9	$126	$23

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $15.9 million, primarily related to revenue received of $19.0 million, partially offset by operating expenses paid of $1.5 million, management fees of $0.9 million, purchases of derivative instruments of $0.4 million and payments of general and administrative expenses of $0.4 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $2.2 million, primarily related to revenue received of $4.4 million, partially offset by management fees of $1.1 million, payments of general and administrative expenses of $0.6 million and operating expenses of $0.5 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2011 were $1.2 million, primarily related to investments in U.S. Treasury securities totaling $5.0 million and capital expenditures for oil and gas properties of $1.2 million, inclusive of advances, partially offset by proceeds received from the maturity of U.S. Treasury securities totaling $5.0 million.

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

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $13.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $3.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $3.6 million related to its investment properties, of which $3.4 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	November 8, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)