Form 10-Q
period 2012-03-31
Ridgewood Energy W Fund LLC
filed 2012-05-09
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to __________________

Commission File Number: 000-53177

RIDGEWOOD ENERGY W FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	26-0225130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 9, 2012 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,205	$5,635
Short-term investments in marketable securities	5,002	5,001
Production receivable	2,047	2,045
Other current assets	91	253
Total current assets	12,345	12,934
Salvage fund	1,105	1,103
Oil and gas properties:
Unproved properties	3,553	2,087
Proved properties	19,352	22,248
Less: accumulated depletion and amortization	(11,977)	(13,807)
Total oil and gas properties, net	10,928	10,528
Total assets	$24,378	$24,565

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,856	$918
Accrued expenses	39	34
Total current liabilities	1,895	952
Asset retirement obligations	994	994
Total liabilities	2,889	1,946

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(4,381)	(3,724)
Retained earnings	4,304	3,671
Manager's total	(77)	(53)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(26,463)	(22,742)
Accumulated deficit	(10,113)	(12,728)
Shareholders' total	21,566	22,672
Total members' capital	21,489	22,619
Total liabilities and members' capital	$24,378	$24,565

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue
Oil and gas revenue	$5,162	$6,205

Expenses
Depletion and amortization	926	1,525
Dry-hole costs	68	44
Management fees to affiliate (Note 4)	276	324
Operating expenses	462	499
General and administrative expenses	55	57
Total expenses	1,787	2,449
Income from operations	3,375	3,756
Other (loss) income	(127)	7
Net income	$3,248	$3,763

Manager Interest
Net income	$633	$784

Shareholder Interest
Net income	$2,615	$2,979
Net income per share	$7,870	$8,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$3,248	$3,763
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	926	1,525
Dry-hole costs	68	44
Derivative instrument loss	131	-
Derivative instrument settlements	10	-
Changes in assets and liabilities:
Increase in production receivable	(2)	(46)
Decrease in other current assets	20	13
Decrease in due to operators	(71)	(2)
Increase (decrease) in accrued expenses	5	(66)
Net cash provided by operating activities	4,335	5,231

Cash flows from investing activities
Capital expenditures for oil and gas properties	(385)	(914)
Interest reinvested in salvage fund	(2)	(5)
Net cash used in investing activities	(387)	(919)

Cash flows from financing activities
Distributions	(4,378)	(4,007)
Net cash used in financing activities	(4,378)	(4,007)

Net (decrease) increase in cash and cash equivalents	(430)	305
Cash and cash equivalents, beginning of period	5,635	4,237
Cash and cash equivalents, end of period	$5,205	$4,542

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2011 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution. Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At March 31, 2012, the Fund’s bank balances exceeded federally insured limits by $1.7 million, of which $1.4 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year. At March 31, 2012, the Fund had short-term, held-to-maturity investments of $5.0 million, which matured in April 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale, of $1.0 million, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value.  At March 31, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At March 31, 2012 and December 31, 2011, amounts recorded in due to operators totaling $1.5 million and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.

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

At March 31, 2012, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
April 1, 2012 - April 30, 2012	Put Options	2,983	$105.00	$-
April 1, 2012 - April 30, 2012	Put Options	1,385	$112.00	$-
April 1, 2012 - April 30, 2012	Put Options	1,385	$100.00	$-

For the three months ended March 31, 2012, the Fund’s derivative instrument income consisted of realized and unrealized losses of $96 thousand and $35 thousand, respectively.  For the three months ended March 31, 2011 the Fund had no derivative instruments.

3.	Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Effective February 1, 2011, the Fund entered into an agreement to convey its working interest in West Cameron 57 to Marlin Coastal, L.L.C. (“Marlin”), the operator of the well, in exchange for Marlin’s assumption of all future obligations and liabilities of the well. As a result of the conveyance, during the first quarter 2011, the Fund relieved the asset retirement obligation of $0.3 million that it had previously established for the well. Such amount was included in the statement of operations within “Depletion and amortization.”

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended March 31, 2012 and 2011, the Fund recorded dry-hole costs of $68 thousand and $44 thousand, respectively, primarily related to the Dakota Project.

4.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended March 31, 2012 and 2011 were $0.3 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2012 and 2011 were $0.7 million and $0.6 million, respectively.

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

At March 31, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2012, the Fund had committed to spend an additional $2.3 million related to its investment properties, of which $0.6 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2011 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on May 17, 2007 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”).

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

		Total Spent
	Working	through	Total Fund
Lease Block	Interest	March 31, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$3,553	$5,805	Drilling commenced in March 2010 and was suspended due to the moratorium. Drilling resumed in December 2011. Discovery in February 2012. Evaluating options for completion.
Producing Properties
Raven Project well #2	6.25%	$1,089	$1,089	Production commenced in July 2011. Minor maintenance work completed during first quarter 2012 at a cost of $11 thousand.
Raven Project well #1	6.25%	$1,632	$1,663	Production commenced 2010. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost totaling $31 thousand.
Liberty Project	12.0%	$13,415	$13,415	Production commenced in 2010.
Cobalt Project	5.0%	$2,368	$2,433	Production commenced in 2009. Multiple recompletion efforts planned at an estimated cost of $65 thousand.
Main Pass 283/279 well #1	9.0%	$2,712	$2,712
Production commenced in 2008.  Minor workover at a cost of $18 thousand was completed during first quarter 2012, which resulted in modest additional production.  Well reached the end of its productive life in March 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$5,162	$6,205

Expenses
Depletion and amortization	926	1,525
Dry-hole costs	68	44
Management fees to affiliate	276	324
Operating expenses	462	499
General and administrative expenses	55	57
Total expenses	1,787	2,449
Income from operations	3,375	3,756
Other (loss) income	(127)	7
Net income	$3,248	$3,763

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Number of wells producing	5	5
Total number of production days	399	389
Average mcfe per production day	1,312	1,516
Oil sales (in thousands of barrels)	37	49
Average oil price per barrel	$112	$97
Gas sales (in thousands of mcfs)	256	273
Average gas price per mcf	$2.60	$4.55

The increase in production days was principally attributable to the onset of production of the Raven Project well #2 in July 2011.  The decreases in average production rate and oil and gas sales volumes were related to natural declines in well production primarily related to the Liberty Project. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2012 was $5.2 million, a $1.0 million decrease from the three months ended March 31, 2011.  Oil revenue decreased $0.6 million, of which $1.1 million is attributable to a decrease in oil sales volumes, partially offset by the impact of the change in oil sales prices totaling $0.5 million.  Gas revenue decreased $0.5 million, of which $0.4 million is attributable to the impact of the change in gas prices and $0.1 million is attributable to decreased gas sales volumes.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2012 was $0.9 million, a decrease of $0.6 million from the three months ended March 31, 2011.  The decrease resulted from a decrease in average depletion rates totaling $0.7 million coupled with a decrease in production volumes totaling $0.2 million.  These decreases were partially offset by a credit of $0.3 million, which resulted from the relief of the asset retirement obligation for West Cameron 57, which was conveyed to the operator effective February 2011. The decrease in the depletion rates was primarily due to the composite of productive wells.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended March 31, 2012 and 2011, the Fund recorded dry-hole costs of $68 thousand and $44 thousand, respectively, primarily related to the Dakota Project.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2012 and 2011 were $0.3 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Lease operating expense	$396	$499
Geological costs	50	-
Workover expense	16	-
	$462	$499

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.76 per mcfe during the three months ended March 31, 2012 compared to $0.85 per mcfe during the three months ended March 31, 2011. Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, primarily related to the Beta Project.  Workover expense, primarily related to Main Pass 283/279 well #1, represents costs to restore or stimulate production of existing reserves of a proved property.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Insurance expense	$27	$15
Accounting fees	25	38
Other	3	4
	$55	$57

Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.

Other (Loss) Income.  Other (loss) income for the three months ended March 31, 2012 and 2011 is detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Interest income	$4	$7
Realized losses on derivative instruments	(96)	-
Unrealized losses on derivative instruments	(35)	-
	$(127)	$7

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2012 were $4.3 million, primarily related to revenue received of $5.2 million, partially offset by operating and general and administrative expenses paid of $0.6 million and management fees of $0.3 million.

Cash flows provided by operating activities for the three months ended March 31, 2011 were $5.2 million, primarily related to revenue received of $6.2 million, partially offset by operating expenses of $0.5 million, management fees of $0.3 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2012 were $0.4 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2011 were $0.9 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2012 were $4.4 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2011 were $4.0 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2012, the Fund had committed to spend an additional $2.3 million related to its investment properties, of which $0.6 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY W FUND, LLC

Dated: May 9, 2012	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2012	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)