Form 10-Q
period 2012-06-30
Ridgewood Energy W Fund LLC
filed 2012-08-07
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2012
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

As of August 7, 2012 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC UNAUDITED CONDENSED BALANCE SHEETS (in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$9,014	$5,635
Short-term investments in marketable securities	-	5,001
Production receivable	1,341	2,045
Other current assets	71	253
Total current assets	10,426	12,934
Salvage fund	1,112	1,103
Oil and gas properties:
Unproved properties	3,553	2,087
Proved properties	19,363	22,248
Less: accumulated depletion and amortization	(12,836)	(13,807)
Total oil and gas properties, net	10,080	10,528
Total assets	$21,618	$24,565

Liabilities and Members' Capital
Current liabilities:
Due to operators	$463	$918
Accrued expenses	26	34
Total current liabilities	489	952
Asset retirement obligations	994	994
Total liabilities	1,483	1,946

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(4,954)	(3,724)
Retained earnings	4,794	3,671
Manager's total	(160)	(53)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(29,714)	(22,742)
Accumulated deficit	(8,133)	(12,728)
Shareholders' total	20,295	22,672
Total members' capital	20,135	22,619
Total liabilities and members' capital	$21,618	$24,565

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$4,079	$6,836	$9,241	$13,041

Expenses
Depletion and amortization	859	2,664	1,785	4,189
Dry-hole costs	-	11	68	55
Management fees to affiliate (Note 4)	275	276	551	600
Operating expenses	418	479	880	978
General and administrative expenses	63	133	118	190
Total expenses	1,615	3,563	3,402	6,012
Loss on sale of oil and gas properties	-	(25)	-	(25)
Income from operations	2,464	3,248	5,839	7,004
Other income (loss)	6	(112)	(121)	(105)
Net income	$2,470	$3,136	$5,718	$6,899

Manager Interest
Net income	$490	$848	$1,123	$1,632

Shareholder Interest
Net income	$1,980	$2,288	$4,595	$5,267
Net income per share	$5,955	$6,886	$13,825	$15,851

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (in thousands)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$5,718	$6,899
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,785	4,189
Dry-hole costs	68	55
Loss on sale of oil and gas properties	-	25
Derivative instrument loss	131	118
Derivative instrument settlements	11	-
Changes in assets and liabilities:
Decrease in production receivable	704	267
Decrease (increase) in other current assets	39	(417)
Decrease in due to operators	(123)	(5)
Decrease in accrued expenses	(8)	(54)
Net cash provided by operating activities	8,325	11,077

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(37)
Capital expenditures for oil and gas properties	(1,737)	(1,232)
Proceeds from maturity of investments	5,002	5,003
Interest reinvested in salvage fund	(9)	(10)
Net cash provided by investing activities	3,256	3,724

Cash flows from financing activities
Distributions	(8,202)	(9,178)
Net cash used in financing activities	(8,202)	(9,178)

Net increase in cash and cash equivalents	3,379	5,623
Cash and cash equivalents, beginning of period	5,635	4,237
Cash and cash equivalents, end of period	$9,014	$9,860

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution. Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $5.5 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.9 million, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value.  At June 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At June 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.1 million and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production.  The use of such derivative instruments limits the downside risk of adverse price movements. Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations. The estimated fair value of such contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5.  “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment. The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX. The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income (loss).” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production. For the three and six months ended June 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$(35)	$(85)	(131)	(85)
Unrealized gains (losses) on derivative instruments	35	(33)	-	(33)
	$-	$(118)	$(131)	$(118)

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At June 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

During the three and six months ended June 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional costs related to asset retirement obligations related to the Ajax Project.  There were no such amounts recorded during the three and six months ended June 30, 2012.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Project	2012	2011	2012	2011
	(in thousands)
Dakota Project	$1	$(7)	$60	$57
Main Pass 283/279 well #2	-	15	19	13
Other wells	(1)	3	(11)	(15)
	$-	$11	$68	$55

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended June 30, 2012 and 2011 were $0.3 million.  Management fees for each of the six months ended June 30, 2012 and 2011 were $0.6 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended June 30, 2012 and 2011 were $0.6 million and $0.8 million, respectively. Distributions paid to the Manager for the six months ended June 30, 2012 and 2011 were $1.2 million and $1.4 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

5.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $15.3 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.

As of June 30, 2012, the Fund expects to spend an additional $15.4 million related to its investment properties, inclusive of $15.3 million to develop the Beta Project, of which $5.1 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $5.5 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements.

In the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	June 30, 2012	Budget	Status
	(in thousands)
Non-producing Properties
Beta Project	3.0%	$3,553	$18,858
Well deemed to be a discovery in February 2012. Budget increase from first quarter 2012 is attributable to expansion of project from one well to four well development. Currently evaluating options for capital requirements.

Producing Properties
Cobalt Project	5.0%	$2,368	$2,433	Production commenced in 2009. Multiple recompletion efforts planned at an estimated cost of $65 thousand.
Liberty Project	12.0%	$13,422	$13,422	Production commenced in 2010.
Raven Project well #1	6.25%	$1,637	$1,668	Production commenced 2010. Recompletion efforts to access behind the pipe reserves are planned for 2014 at an estimated cost of $31 thousand.
Raven Project well #2	6.25%	$1,088	$1,088	Production commenced in July 2011.
Fully Depleted Properties
Main Pass 283/279 well #1	9.0%	$2,712	$2,712
Production commenced in 2008.  Minor workover at a cost of $18 thousand was completed during first quarter 2012, which resulted in modest additional production.  Well reached the end of its productive life in March 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$4,079	$6,836	$9,241	$13,041

Expenses
Depletion and amortization	859	2,664	1,785	4,189
Dry-hole costs	-	11	68	55
Management fees to affiliate	275	276	551	600
Operating expenses	418	479	880	978
General and administrative expenses	63	133	118	190
Total expenses	1,615	3,563	3,402	6,012
Loss on sale of oil and gas properties	-	(25)	-	(25)
Income from operations	2,464	3,248	5,839	7,004
Other income (loss)	6	(112)	(121)	(105)
Net income	$2,470	$3,136	$5,718	$6,899

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	4	4	5	5
Total number of production days	357	336	756	726
Average mcfe per production day	1,241	1,647	1,295	1,652
Oil sales (in thousands of barrels)	32	45	68	94
Average oil price per barrel	$107	$112	$109	$105
Gas sales (in thousands of mcfs)	217	221	486	509
Average gas price per mcf	$2.36	$4.58	$2.38	$4.32

The increases in production days were principally attributable to the onset of production of the Raven Project well #2 in July 2011.  The decreases in average production rates and oil and gas sales volumes were related to natural declines in well production primarily related to Main Pass 283/279 well #1 and the Liberty Project. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $4.1 million, a $2.8 million decrease from the three months ended June 30, 2011.  The decrease resulted from a decrease in production volumes totaling $2.2 million coupled with the impact of decreased oil and gas prices totaling $0.6 million.

Oil and gas revenue for the six months ended June 30, 2012 was $9.2 million, a $3.8 million decrease from the six months ended June 30, 2011.  Oil revenue decreased $2.3 million, of which $2.7 million is attributable to decreased oil sales volumes, partially offset by an increase in oil prices of $0.4 million.  Gas revenue decreased $1.5 million, of which $0.9 million is attributable to a decrease in gas prices and $0.6 million is attributable to a decrease in gas sales volume.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2012 was $0.9 million, a decrease of $1.8 million from the three months ended June 30, 2011.  The decrease resulted from a decrease in average depletion rates totaling $1.1 million coupled with a decrease in production volumes totaling $0.7 million.  Depletion and amortization for the six months ended June 30, 2012 was $1.8 million, a decrease of $2.4 million from the six months ended June 30, 2011.  The decrease resulted from a decrease in average depletion rates totaling $1.8 million coupled with a decrease in production volumes totaling $0.9 million.  Additionally, during the prior year, the Fund recorded a credit to depletion and amortization of $0.3 million resulting from the relief of the asset retirement obligation for West Cameron 57.  The decreases in average depletion rates were attributable to revisions in reserve estimates, principally related to the Liberty Project.

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

	Three months ended June 30,		Six months ended June 30,
Project	2012	2011	2012	2011
	(in thousands)
Dakota Project	$1	$(7)	$60	$57
Main Pass 283/279 well #2	-	15	19	13
Other wells	(1)	3	(11)	(15)
	$-	$11	$68	$55

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2012 and 2011 were $0.3 million.  Management fees for each of the six months ended June 30, 2012 and 2011 were $0.6 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$399	$472	$795	$971
Geological costs	2	1	52	1
Workover expense	17	6	33	6
	$418	$479	$880	$978

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.90 per mcfe and $0.81 per mcfe during the three and six months ended June 30, 2012, respectively, compared to $0.77 per mcfe and $0.81 per mcfe during the three and six months ended June 30, 2011, respectively. Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, primarily related to the Beta Project.  Workover expense, primarily related to Main Pass 283/279 well #1 and the Raven Project, represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$46	$52	$71	$90
Insurance expense	15	79	42	94
Other	2	2	5	6
	$63	$133	$118	$190

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Loss on Sale of Oil and Gas Properties.  During the three and six months ended June 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations related to the Ajax Project, which the Fund sold in June 2010. During the three and six months ended June 30, 2012, there were no such amounts recorded.

Other Income (Loss).  Other income (loss) for the three and six months ended June 30, 2012 and 2011 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$6	$6	$10	$13
Realized losses on derivative instruments	(35)	(85)	(131)	(85)
Unrealized gains (losses) on derivative instruments	35	(33)	-	(33)
	$6	$(112)	$(121)	$(105)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2012 were $8.3 million, primarily related to revenue received of $9.9 million, partially offset by operating expenses paid of $1.0 million, management fees of $0.6 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2011 were $11.1 million, primarily related to revenue received of $13.3 million, partially offset by operating expenses of $1.0 million, management fees paid of $0.6 million, purchases of derivative instruments of $0.4 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2012 were $3.3 million, primarily related to proceeds from the maturity of investments in U.S. Treasury securities of $5.0 million, partially offset by capital expenditures for oil and gas properties of $1.7 million.

Cash flows provided by investing activities for the six months ended June 30, 2011 were $3.7 million, primarily related to proceeds from the maturity of investments in U.S. Treasury securities of $5.0 million, partially offset by capital expenditures for oil and gas properties of $1.3 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2012 were $8.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2011 were $9.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $15.3 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.  See “Liquidity Needs” below for additional information.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties. Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of June 30, 2012, the Fund expects to spend an additional $15.4 million related to its investment properties, inclusive of $15.3 million to develop its non-producing property, of which $5.1 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $5.5 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

In the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.             CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	August 7, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)