Form 10-Q
period 2012-09-30
Ridgewood Energy W Fund LLC
filed 2012-10-30
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of October 30, 2012 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,621	$5,635
Salvage fund	46	-
Short-term investments in marketable securities	-	5,001
Production receivable	1,480	2,045
Other current assets	150	253
Total current assets	10,297	12,934
Salvage fund	1,073	1,103
Oil and gas properties:
Unproved properties	3,572	2,087
Proved properties	19,360	22,248
Less: accumulated depletion and amortization	(13,675)	(13,807)
Total oil and gas properties, net	9,257	10,528
Total assets	$20,627	$24,565

Liabilities and Members' Capital
Current liabilities:
Due to operators	$399	$918
Accrued expenses	37	34
Asset retirement obligations	46	-
Total current liabilities	482	952
Asset retirement obligations	898	994
Total liabilities	1,380	1,946

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(5,432)	(3,724)
Retained earnings	5,251	3,671
Manager's total	(181)	(53)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(32,422)	(22,742)
Accumulated deficit	(6,292)	(12,728)
Shareholders' total	19,428	22,672
Total members' capital	19,247	22,619
Total liabilities and members' capital	$20,627	$24,565

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$3,775	$5,469	$13,016	$18,510

Expenses
Depletion and amortization	838	2,221	2,623	6,410
Dry-hole costs	(3)	22	65	77
Management fees to affiliate (Note 4)	257	275	808	875
Operating expenses	363	471	1,243	1,449
General and administrative expenses	79	41	197	231
Total expenses	1,534	3,030	4,936	9,042
Gain (loss) on sale of oil and gas properties	50	-	50	(25)
Income from operations	2,291	2,439	8,130	9,443
Other income (loss)	7	231	(114)	126
Net income	$2,298	$2,670	$8,016	$9,569

Manager Interest
Net income	$457	$713	$1,580	$2,345

Shareholder Interest
Net income	$1,841	$1,957	$6,436	$7,224
Net income per share	$5,543	$5,889	$19,368	$21,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$8,016	$9,569
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	2,623	6,410
Dry-hole costs	65	77
(Gain) loss on sale of oil and gas properties	(50)	25
Derivative instrument loss (gain)	131	(106)
Derivative instrument settlements	11	5
Changes in assets and liabilities:
Decrease in production receivable	565	522
Increase in other current assets	(40)	(478)
Decrease in due to operators	(159)	(9)
Increase (decrease) in accrued expenses	3	(100)
Net cash provided by operating activities	11,165	15,915

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(7)
Capital expenditures for oil and gas properties	(1,777)	(1,231)
Investments in marketable securities	-	(4,999)
Proceeds from maturity of investments	5,002	5,003
Interest reinvested in salvage fund	(16)	(15)
Net cash provided by (used in) investing activities	3,209	(1,249)

Cash flows from financing activities
Distributions	(11,388)	(13,488)
Net cash used in financing activities	(11,388)	(13,488)
Net increase in cash and cash equivalents	2,986	1,178
Cash and cash equivalents, beginning of period	5,635	4,237
Cash and cash equivalents, end of period	$8,621	$5,415

Supplemental schedule of non-cash operating activities
Adjustments to asset retirement obligations	$50	$237

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution. Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $5.6 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund of $0.8 million, which mature in January 2042, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  At September 30, 2012, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.  The Fund had no investments in available-for-sale securities at December 31, 2011.

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

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.1 million and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2012 and the year ended December 31, 2011. See additional information regarding the liabilities settled/conveyed in Note 3. “Oil and Gas Properties.”

	September 30, 2012	December 31, 2011
	(in thousands)
Balance - Beginning of period	$994	$905
Liabilities incurred	-	42
Liabilities settled/conveyed	(50)	(262)
Accretion expense	-	13
Revisions in estimated cash flows	-	296
Balance - End of period	$944	$994

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production. For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(115)	(131)	(200)
Unrealized gains on derivative instruments	-	339	-	306
	$-	$224	$(131)	$106

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of its asset retirement obligations for the Ajax Project.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional costs related to asset retirement obligations for the Ajax Project.  During the three months ended September 30, 2011, there were no such amounts recorded.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs for the three months ended September 30, 2012 and 2011 were comprised of credits totaling $3 thousand and costs incurred of $22 thousand, respectively.  Dry-hole costs for the nine months ended September 30, 2012 and 2011 of $65 thousand and $77 thousand, respectively, were primarily related to the Dakota Project.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.3 million.  Management fees for the nine months ended September 30, 2012 and 2011 were $0.8 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended September 30, 2012 and 2011 were $0.5 million and $0.6 million, respectively. Distributions paid to the Manager for the nine months ended September 30, 2012 and 2011 were $1.7 million and $2.0 million, respectively.

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

5.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, salvage fund, short-term investments in marketable securities, production receivable and accrued expenses approximate fair value.  The fair value of the Fund’s mortgage-backed securities and derivative instruments were recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $20.6 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.

As of September 30, 2012, the Fund expects to spend an additional $20.7 million related to its investments in oil and gas properties, inclusive of $20.6 million to develop the Beta Project, of which $4.4 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $10.9 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$3,572	$24,163	Well deemed to be a discovery in February 2012. Expected to commence production in 2015. Currently evaluating options for capital requirements, which include debt financing.
Producing Properties
Cobalt Project	5.0%	$2,368	$2,433	Production commenced in 2009. Recompletion is planned for 2013 at a cost of $10 thousand. Additional recompletions are planned at an estimated cost of $55 thousand.
Liberty Project	12.0%	$13,424	$13,424	Production commenced in 2010.
Raven Project well #1	6.25%	$1,632	$1,663	Production commenced 2010. Recompletion is planned for 2014 at an estimated cost of $31 thousand.
Raven Project well #2	6.25%	$1,088	$1,088	Production commenced in July 2011.
Fully Depleted Properties
Main Pass 283/279 well #1	9.0%	$2,712	$2,712
Production commenced in 2008. Workover at a cost of $10 thousand was completed during first quarter 2012, which resulted in modest additional production. The Fund elected to go non-consent on any additional workovers for this well and is in the process of withdrawing its interest in the project.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$3,775	$5,469	$13,016	$18,510

Expenses
Depletion and amortization	838	2,221	2,623	6,410
Dry-hole costs	(3)	22	65	77
Management fees to affiliate	257	275	808	875
Operating expenses	363	471	1,243	1,449
General and administrative expenses	79	41	197	231
Total expenses	1,534	3,030	4,936	9,042
Gain (loss) on sale of oil and gas properties	50	-	50	(25)
Income from operations	2,291	2,439	8,130	9,443
Other income (loss)	7	231	(114)	126
Net income	$2,298	$2,670	$8,016	$9,569

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	4	5	5	5
Total number of production days	320	422	1,076	1,148
Oil sales (in thousands of barrels)	29	38	97	132
Average oil price per barrel	$102	$104	$107	$104
Gas sales (in thousands of mcfs)	206	265	709	782
Average gas price per mcf	$2.98	$4.28	$2.48	$4.21

The decrease in production days was principally attributable to Main Pass 283/279 well #1, which reached the end of its economic life in the first quarter 2012.  The decreases in oil and gas sales volumes were principally attributable to natural declines in well production primarily related to the Liberty and Cobalt projects coupled with the impact of Main Pass 283/279 well #1. For additional property discussion see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $3.8 million, a $1.7 million decrease from the three months ended September 30, 2011.  The decrease resulted from a decrease in production volumes totaling $1.5 million coupled with the impact of decreased oil and gas prices totaling $0.3 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $13.0 million, a $5.5 million decrease from the nine months ended September 30, 2011.  The decrease resulted from a decrease in production volumes totaling $4.5 million coupled with the impact of change in average prices totaling $1.0 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2012 was $0.8 million, a decrease of $1.4 million from the three months ended September 30, 2011.  The decrease resulted from a decrease in average depletion rates totaling $0.8 million coupled with a decrease in production volumes totaling $0.5 million.  Depletion and amortization for the nine months ended September 30, 2012 was $2.6 million, a decrease of $3.8 million from the nine months ended September 30, 2011.  The decrease resulted from a decrease in average depletion rates totaling $2.7 million coupled with a decrease in production volumes totaling $1.3 million. Additionally, during the prior year, the Fund recorded a credit to depletion and amortization of $0.3 million resulting from the relief of the asset retirement obligation for West Cameron 57.  The decreases in average depletion rates were attributable to revisions in reserve estimates, principally related to the Liberty and Raven projects.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs for the three months ended September 30, 2012 and 2011 were comprised of credits totaling $3 thousand and costs incurred of $22 thousand, respectively.  Dry-hole costs for the nine months ended September 30, 2012 and 2011 of $65 thousand and $77 thousand, respectively, were primarily related to the Dakota Project.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.3 million.  Management fees for the nine months ended September 30, 2012 and 2011 were $0.8 million and $0.9 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$343	$452	$1,138	$1,423
Geological costs	21	1	73	2
Workover expense	(1)	18	32	24
	$363	$471	$1,243	$1,449

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.83 per mcfe during each of the three months ended September 30, 2012 and 2011, and $0.81 per mcfe during each of the nine months ended September 30, 2012 and 2011.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, primarily related to the Beta Project.  Workover expense, which represents costs to restore or stimulate production of existing reserves, related to the Raven and Main Pass 283/279 well #1 projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$40	$7	$111	$97
Insurance expense	36	33	78	127
Other	3	1	8	7
	$79	$41	$197	$231

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain (Loss) on Sale of Oil and Gas Properties.  During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of asset retirement obligations for the Ajax Project, which the Fund sold in June 2010.  During the nine months ended September 30, 2011, the Fund recorded a loss on sale of oil and gas properties of $25 thousand as a result of additional asset retirement obligations for the Ajax Project. During the three months ended September 30, 2011, there were no such amounts recorded.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$7	$7	$17	$20
Realized losses on derivative instruments	-	(115)	(131)	(200)
Unrealized gains on derivative instruments	-	339	-	306
	$7	$231	$(114)	$126

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $11.2 million, primarily related to revenue received of $13.6 million, partially offset by operating expenses paid of $1.4 million, management fees of $0.8 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $15.9 million, primarily related to revenue received of $19.0 million, partially offset by operating expenses paid of $1.5 million, management fees of $0.9 million, purchases of derivative instruments of $0.4 million and payments of general and administrative expenses of $0.4 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2012 were $3.2 million, primarily related to proceeds from the maturity of investments in U.S. Treasury securities of $5.0 million, partially offset by capital expenditures for oil and gas properties of $1.8 million.

Cash flows used in investing activities for the nine months ended September 30, 2011 were $1.2 million, primarily related to investments in U.S. Treasury securities totaling $5.0 million and capital expenditures for oil and gas properties of $1.2 million, inclusive of advances, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $5.0 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $11.4 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $13.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investments in oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $20.6 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.  See “Liquidity Needs” below for additional information.

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

As of September 30, 2012, the Fund expects to spend an additional $20.7 million related to its investments in oil and gas properties, inclusive of $20.6 million to develop the Beta Project, of which $4.4 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $10.9 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	October 30, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)