Form 10-Q
period 2013-09-30
Ridgewood Energy W Fund LLC
filed 2013-11-05
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
             or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 5, 2013 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,829	$9,220
Salvage fund	90	33
Production receivable	447	1,640
Other current assets	140	162
Total current assets	10,506	11,055
Salvage fund	1,048	1,092
Other assets	592	697
Oil and gas properties:
Proved properties	23,763	22,706
Less: accumulated depletion and amortization	(15,633)	(14,320)
Total oil and gas properties, net	8,130	8,386
Total assets	$20,276	$21,230

Liabilities and Members' Capital
Current liabilities:
Due to operators	$623	$715
Accrued expenses	35	40
Asset retirement obligations	90	33
Total current liabilities	748	788
Asset retirement obligations	931	931
Total liabilities	1,679	1,719

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(6,641)	(5,807)
Retained earnings	6,649	5,758
Manager's total	8	(49)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(39,274)	(34,544)
Accumulated deficit	(279)	(4,038)
Shareholders' total	18,589	19,560
Total members' capital	18,597	19,511
Total liabilities and members' capital	$20,276	$21,230

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Oil and gas revenue	$2,042	$3,775	$8,104	$13,016

Expenses
Depletion and amortization	379	838	1,369	2,623
Management fees to affiliate (Note 4)	258	257	774	808
Operating expenses	313	360	1,120	1,308
General and administrative expenses	55	79	204	197
Total expenses	1,005	1,534	3,467	4,936
Gain on sale of oil and gas properties	-	50	-	50
Income from operations	1,037	2,291	4,637	8,130
Other income (loss)	4	7	13	(114)
Net income	$1,041	$2,298	$4,650	$8,016

Manager Interest
Net income	$210	$457	$891	$1,580

Shareholder Interest
Net income	$831	$1,841	$3,759	$6,436
Net income per share	$2,500	$5,543	$11,313	$19,368

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$4,650	$8,016
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,369	2,623
Gain on sale of oil and gas properties	-	(50)
Derivative instrument loss	-	131
Derivative instrument settlements	-	11
Changes in assets and liabilities:
Decrease in production receivable	1,193	565
Increase in other current assets	(15)	(40)
Decrease in due to operators	(98)	(159)
(Decrease) increase in accrued expenses	(5)	68
Net cash provided by operating activities	7,094	11,165

Cash flows from investing activities
Capital expenditures for oil and gas properties	(908)	(1,777)
Proceeds from maturity of investments	-	5,002
Interest reinvested in salvage fund	(13)	(16)
Net cash (used in) provided by investing activities	(921)	3,209

Cash flows from financing activities
Distributions	(5,564)	(11,388)
Net cash used in financing activities	(5,564)	(11,388)
Net increase in cash and cash equivalents	609	2,986

Cash and cash equivalents, beginning of period	9,220	5,635
Cash and cash equivalents, end of period	$9,829	$8,621

Supplemental schedule of non-cash operating activities
Adjustments to asset retirement obligations	$-	$50

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 4, 5 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2013, the Fund’s bank balances exceeded federally insured limits by $10.6 million, of which $0.9 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At September 30, 2013 and December 31, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.3 million and $0.7 million, respectively, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value.  At September 30, 2013 and December 31, 2012, the fair market value approximated the Fund’s carrying value, therefore there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the credit agreement such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At September 30, 2013 and December 31, 2012, $0.6 million and $0.7 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $35 thousand and $0.1 million during the three and nine months ended September 30, 2013, respectively.  There was no amortization expense during the three and nine months ended September 30, 2012.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At September 30, 2013 and December 31, 2012, amounts recorded in due to operators totaling $0.4 million related to capital expenditures for oil and gas properties.

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

The Fund had no derivative contracts during the three and nine months ended September 30, 2013 and during the three months ended September 30, 2012.  For the nine months ended September 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $0.1 million.

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of its asset retirement obligations for the Ajax Project.  There were no such amounts recorded during the three and nine months ended September 30, 2013.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended September 30, 2013 and 2012 were $0.3 million.  Management fees for each of the nine months ended September 30, 2013 and 2012 were $0.8 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and nine months ended September 30, 2013 were $0.1 million and $0.8 million, respectively.  Distributions paid to the Manager for the three and nine months ended September 30, 2012 were $0.5 million and $1.7 million, respectively.

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

5.           Credit Agreement – Beta Project Financing

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

As of September 30, 2013, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $9.4 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.7 million, which will be amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on level 3 inputs, which include projected net income from reserves and forward pricing curves.  At September 30, 2013 and December 31, 2012, the outstanding debt discounts and deferred financing costs recorded on the balance sheet within “Other assets” were $0.6 million and $0.7 million, respectively.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at September 30, 2013.

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

As of September 30, 2013, the Fund expects to spend an additional $21.2 million related to its investments in oil and gas properties, inclusive of $21.0 million to develop the Beta Project, of which $5.0 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $11.4 million at September 30, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 5. “Credit Agreement – Beta Project Financing,” for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of projects, including ongoing management, administrative and advisory services.  For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2013	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$4,993	$26,039	Well deemed to be a discovery in February 2012. Expected to commence production in 2016.
Producing Properties
Cobalt Project	5.0%	$2,368	$2,398
Production commenced in 2009.   Production rate has decreased, however, zone continues to be economic.  A recompletion is currently being evaluated for 2014 and an additional recompletion is expected in 2015 at an estimated total cost of $30 thousand.

Liberty Project	12.0%	$13,409	$13,529
Production commenced in 2010. Well was shut-in for several weeks during the first and third quarters of 2013 due to repairs and maintenance and storm activity.  Recompletion is planned for 2014 at an estimated cost of  $120 thousand.

Raven Project well #1	6.25%	$1,627	$1,627	Production commenced in 2010. Well is currently not producing, awaiting redirection to new production facility, which is expected in December 2013.
Raven Project well #2	6.25%	$1,091	$1,091	Production commenced in 2011.
Fully Depleted Properties
Main Pass 283/279 well #1	9.0%	$2,713	$2,713	Production commenced in 2008. The Fund is in the process of withdrawing its interest in the project.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$2,042	$3,775	$8,104	$13,016

Expenses
Depletion and amortization	379	838	1,369	2,623
Management fees to affiliate	258	257	774	808
Operating expenses	313	360	1,120	1,308
General and administrative expenses	55	79	204	197
Total expenses	1,005	1,534	3,467	4,936
Gain on sale of oil and gas properties	-	50	-	50
Income from operations	1,037	2,291	4,637	8,130
Other income (loss)	4	7	13	(114)
Net income	$1,041	$2,298	$4,650	$8,016

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Number of wells producing	3	4	4	5
Total number of production days	266	320	873	1,076
Oil sales (in thousands of barrels)	13	29	56	97
Average oil price per barrel	$108	$102	$108	$107
Gas sales (in thousands of mcfs)	155	206	540	709
Average gas price per mcf	$3.84	$2.98	$3.96	$2.48

The decreases in number of production days and sales volumes during the three months ended September 30, 2013 were primarily attributable to the Raven well #1 and Liberty projects, which were periodically shut-in during the third quarter 2013.  The decreases in the number of production days and sales volumes for the nine months ended September 30, 2013 were attributable to the Raven well #1 and Liberty projects, which were periodically shut-in during 2013, natural declines in well production and the full depletion of Main Pass 283/279 well #1 in 2012.   See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2013 was $2.0 million, a $1.7 million decrease from the three months ended September 30, 2012.  The decrease is attributable to decreased sales volumes totaling $1.8 million, partially offset by the impact of increased average prices totaling $0.2 million.  Oil and gas revenue for the nine months ended September 30, 2013 was $8.1 million, a $4.9 million decrease from the nine months ended September 30, 2012.  The decrease is attributable to decreased sales volumes totaling $5.4 million, partially offset by the impact of increased average prices totaling $0.5 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2013 was $0.4 million, a decrease of $0.5 million from the three months ended September 30, 2012.  The decrease resulted from a decrease in production volumes totaling $0.4 million coupled with a decrease in average depletion rates totaling $0.1 million.  Depletion and amortization for the nine months ended September 30, 2013 was $1.4 million, a decrease of $1.3 million from the nine months ended September 30, 2012.  The decrease resulted from a decrease in production volumes totaling $1.0 million coupled with a decrease in average depletion rates totaling $0.3 million.  The decreases in the depletion rates were attributable to revisions in reserve estimates, primarily related to the Liberty Project.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2013 and 2012 were $0.3 million.  Management fees for each of the nine months ended September 30, 2013 and 2012 were $0.8 million. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Lease operating expense	$283	$343	$980	$1,138
Workover expense	22	(1)	117	32
Geological costs	8	21	26	73
Dry-hole costs	-	(3)	(3)	65
	$313	$360	$1,120	$1,308

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $7.20 per barrel of oil equivalent (“BOE”) and $6.71 per BOE during the three and nine months ended September 30, 2013, respectively, compared to $4.99 per BOE and $4.83 per BOE during the three and nine months ended September 30, 2012, respectively.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  During the three and nine months ended September 30, 2013, workover expense related to the Liberty Project.  During the three and nine months ended September 30, 2012, workover expense primarily related to the Raven Project and Main Pass 283/279 well #1.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, related to the Beta Project.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the nine months ended September 30, 2012, dry-hole costs, inclusive of credits, were primarily related to the Dakota Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Accounting and professional fees	$26	$40	$107	$111
Insurance expense	27	36	91	78
Other	2	3	6	8
	$55	$79	$204	$197

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain on Sale of Oil and Gas Properties.  There was no gain on sale of oil and gas properties during the three and nine months ended September 30, 2013.  During the three and nine months ended September 30, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of asset retirement obligations for the Ajax Project.

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2013 and 2012 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$4	$7	$13	$17
Realized losses on derivative instruments	-	-	-	(131)
	$4	$7	$13	$(114)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2013 were $7.1 million, primarily related to revenue received of $9.3 million, partially offset by operating expenses paid of $1.2 million, management fees of $0.8 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2012 were $11.2 million, primarily related to revenue received of $13.6 million, partially offset by operating expenses paid of $1.4 million, management fees of $0.8 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2013 were $0.9 million, primarily related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the nine months ended September 30, 2012 were $3.2 million, primarily related to proceeds from the maturity of investments in U.S. Treasury securities of $5.0 million, partially offset by capital expenditures for oil and gas properties of $1.8 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2013 were $5.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2012 were $11.4 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2013, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $21.0 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of September 30, 2013, the Fund expects to spend an additional $21.2 million related to its investments in oil and gas properties, inclusive of $21.0 million to develop the Beta Project, of which $5.0 million is expected to be spent during the next twelve months.  Total capital commitments exceed available working capital by $11.4 million at September 30, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.  The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. Due to the significant capital required to develop the Beta Project, distributions have been impacted by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $9.4 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2013, the Fund had no borrowings under this credit agreement.  See Note 5 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding this credit agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events that constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loans and require full and immediate repayment of all borrowings under the Credit Agreement. Finally, the Lenders obligation to make the Loan is subject to customary conditions precedent including the delivery to Lenders of effective corporate organizational documents, pro forma financial statements, evidence of defensible title to the Beta Project and the payment of fees.  The Fund believes it is in compliance with all covenants under the Credit Agreement at September 30, 2013.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.    CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	November 5, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)