Form 10-K
period 2013-12-31
Ridgewood Energy W Fund LLC
filed 2014-03-13
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of March 13, 2014 there are 332.2918 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY W FUND, LLC
2013 ANNUAL REPORT ON FORM 10-K

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

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982. The Manager has direct and exclusive control over the management of the Fund’s operations.   The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. Historically when the Fund had sought project investment, the Manager located potential projects, conducted due diligence, and negotiated the investment transactions with respect to those projects.  Additional information regarding the Manager is available through its website at www.ridgewoodenergy.com.  No information on such website shall be deemed to be included or incorporated by reference into this Form 10-K.

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Management fees for the years ended December 31, 2013 and 2012 were $1.0 million and $1.1 million, respectively.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2013 and 2012 were $1.0 million and $2.1 million, respectively.

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

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico, in partnership with exploration and production companies.  At December 31, 2013, the Fund’s participation in investments in oil and natural gas properties had been completely identified and contracted and the balance of the Fund’s capital has been fully allocated to complete such projects and since that time, the Fund has not investigated or invested in, and does not expect in the future to investigate or invest in, any additional projects, other than those in which the Fund currently has a working interest.

Investment Strategy
The Fund has invested its capital with operators through working interest joint ventures with such operators and, in some cases, other energy companies that also own or acquire working interests in the projects.  A working interest is an undivided fractional interest in a lease block acquired from the U.S. government or from an operator that has acquired the working interest.  A working interest includes the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production.  Operators will generally retain 25% to 50% interests in multiple drilling projects, rather than 100% interests in a few projects, in order to share risk, obtain independent technical validation and stretch exploration budgets that are split across numerous regions of the world.    Attributes sought in projects for investment have included: depth of scientific analysis and preparation; strong potential project economics and favorable operating agreement terms; similarity to existing producing properties; and expertise of the operator in the proposed region/geology/technical environment.  Attractive characteristics of potential and existing operators include industry contacts and relationships, geological and geophysical teams and a track record of success.  For certain of the Fund’s investments, the Fund may pay the operator a “promote” on the cost of the initial exploratory well, representing a larger share of the drilling costs.  For a successful well, all of the Fund’s subsequent costs, including completion costs for the exploratory well, the costs of all development wells, infrastructure costs such as production platforms and pipelines, and day-to-day operating costs for the life of the project, would be paid on a proportionate basis to its working interest ownership.

Investment Process
Although Ridgewood Energy’s model of investing fund capital with operators affords it access to third-party technical and engineering resources, Ridgewood Energy has performed its own due diligence on, and independently evaluated, all of the projects in which the Fund has invested.  When seeking new project investment opportunities, Ridgewood Energy has conducted an initial screening process to identify these opportunities and has been selective as to which projects it has chosen to pursue.  Key criteria that form part of the detailed evaluation include the identity of the operator and other partners, the technical quality of the project, access to existing infrastructure, drilling schedule and rig availability and project economics and terms.

Ridgewood Energy maintains an investment committee consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Two members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and three members are based out of the Manager’s Houston, Texas office.  Once the technical and economic analyses of a potential project have been completed and a project has been deemed to satisfy Ridgewood Energy’s technical criteria, economic risk/reward ratio, and fit within Ridgewood Energy’s diversification strategy, final investment approval is made by the Investment Committee.  When reviewing a project for final investment approval, the Investment Committee seeks to balance the economics of the projects, the potential sizes of the projects, project location, the diversity of the operators, and the likely timing of new projects.  The Investment Committee also considers the geological, financial and operating risks of the proposed project and compares these risks to the existing portfolio of Ridgewood Energy projects.  The Investment Committee further focuses on the initial well cost relative to the overall revenue potential of the project.  Currently, the Investment Committee activities surrounding this fund are principally related to the development and operation of properties for which it already has a working interest.

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

Project Information

Existing projects are located in the waters of the Gulf of Mexico, offshore Louisiana, in state waters or on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS.  See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

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

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 12.5%, 16.67% or 18.75% royalty to the Bureau of Ocean Energy Management (“BOEM”).  Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is between 81.25% and 87.5% of the total revenue, depending on the nature of the project.  The net revenue interest is further reduced by any other royalty burdens that apply to a lease block, such as those imposed by override interest owners.  In certain circumstances, as described below, the BOEM has adopted royalty relief for existing OCS leases for those who drill deep oil and natural gas projects.  The Fund’s working interests in leases located in state waters of the Gulf of Mexico, offshore Louisiana, are not subject to BOEM royalties, rather, such working interests pay a 25% royalty and certain additional taxes to the State of Louisiana.  Other than the foregoing royalties, the Fund does not have material royalty burdens other than as provided by the terms of the Fund’s credit agreement, which requires the Fund to pay royalties from the Beta Project to the lender. See Note 5 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the credit agreement.

Deep Gas Royalty Relief
On January 26, 2004, the BOEM promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the "Royalty Relief Rule"). Under the Royalty Relief Rule, lessees are eligible for royalty relief on their existing leases if they drill and perforate wells for new and deeper reserves at depths greater than 15,000 feet subsea. In addition, an even larger royalty relief is available for wells drilled and perforated deeper than 18,000 feet subsea. The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the Outer Continental Shelf nor does it apply if the price of natural gas exceeds $11.16 (estimated) Million British Thermal Units (“mmbtu”), adjusted annually for inflation. The Royalty Relief Rule is limited to leases in a water depth less than 656 feet, or 200 meters.

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

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2013.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	4	0.30

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and gas acreage as of December 31, 2013.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres.  Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
12,118	1,026	6,124	184

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent
	Working	through	Total Fund
Project	Interest	December 31, 2013	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$6,329	$26,414	Well deemed to be a discovery in February 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Cobalt Project	5.0%	$2,368	$2,408
Production commenced in 2009.   Production rate has decreased, however, zone continues to be economic.  A recompletion is currently being evaluated for 2015 and an additional recompletion is expected in 2017 at an estimated total cost of $40 thousand.

Liberty Project	12.0%	$13,409	$13,529
Production commenced in 2010. Well was shut-in for several weeks periodically throughout 2013 due to repairs and maintenance and storm activity.  Recompletion is planned for 2015 at an estimated cost of  $120 thousand.

Raven Project well #1	6.25%	$1,627	$1,627
Production commenced in 2010.  Well reached the end of its productive life during second quarter 2013.   In January 2014, the Fund sold its interest in the Raven Project.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report under the heading "Subsequent Event" for more information.

Raven Project well #2	6.25%	$1,091	$1,091
Production commenced in 2011.  In January 2014, the Fund sold its interest in the Raven Project.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report under the heading "Subsequent Event" for more information.

Fully Depleted Properties
Main Pass 283/279 well #1	9.0%	$2,713	$2,713	Production commenced in 2008. Well reached the end of its productive life in 2012. The Fund is in the process of withdrawing its interest in the project.

Marketing/Customers

The Manager, on behalf of the Fund has engaged Energy Upgrade, Inc. to market the Fund’s oil and natural gas. The number of customers purchasing the Fund’s oil and natural gas may vary from time to time.  During 2013, the Fund had three major customers in the public market and currently the Fund has two major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

The Fund’s current producing projects are near existing transportation infrastructure and pipelines.  The Manager believes that oil and natural gas from the Fund’s non-producing projects will have access to pipeline transportation and will be marketed through Energy Upgrade, Inc. The Fund is participating in the financing of both platform and pipeline infrastructure for its non-producing project.

Natural gas is sold in the spot market at prevailing prices, which fluctuate with demand as a result of related industry variables.  Oil is generally sold one month at a time at prevailing market prices.  Historically, the markets for, and prices of, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Low commodity prices could have an adverse effect on the Fund’s future profitability.  Historically, the Fund has entered, and in the future, may continue to enter, into transactions, or derivative contracts, that fix the future prices or establish a price floor for portions of its oil or natural gas production.

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

The Fund’s properties are located in the Gulf of Mexico; therefore its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any damage, however, it did experience limited shut-ins, or production stoppages due to hurricane activity in 2013.

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

Salvage Fund

The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  The Fund has deposited $1.8 million from capital contributions and reinvested interest into a salvage fund.  As a result of the significant capital required and number of wells anticipated for the Beta Project, any further contributions to the salvage fund will reduce the amount of cash distributions that may be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders and the Manager. There are no legal restrictions on the withdrawal or use of the salvage fund.

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

Offices

The principal executive office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 1254 Enclave Parkway, Houston, TX 77077 and also owns additional office space at 79 Turtle Point, Tuxedo Park, NY 10987.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

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

The Fund owns projects that are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations.  The Fund owns interests in properties located in state waters of the Gulf of Mexico, for which such states regulate drilling and operating activities by requiring, among other things, drilling permits, bonds and reports concerning operations. The laws of such states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties, and the levels of production from natural gas and oil wells.

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

Dodd-Frank also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Rules were issued by the SEC in August 2012, and resource extraction issuers were required to comply with these new rules for fiscal years ending after September 30, 2013.  These rules were vacated in federal court in July 2013.  The SEC has indicated that it will not appeal this decision and will instead redraft the rules.  When any newly proposed resource extraction rules are issued by the SEC, the Fund will evaluate any impact of the rules on its business.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity
The following table sets forth the Fund’s drilling activity for the years ended December 31, 2013 and 2012.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells, which will produce both oil and natural gas, are located in the offshore waters of the Gulf of Mexico.  During the years ended December 31, 2013 and 2012, the Fund had no drilling activity for developmental wells.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about wells in-progress at December 31, 2013.

	2013		2012
	Gross	Net	Gross	Net
Exploratory wells:
In-progress	1	0.03	1	0.03
Exploratory well total	1	0.03	1	0.03

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

The Manager’s primary technical person in charge of overseeing the Fund’s reserve estimates has a B.S. degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute.  With over twenty-five years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates at December 31, 2013 and 2012 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

Proved oil and gas reserves are estimated quantities of oil and natural gas, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.  The information regarding the Fund’s proved reserves, which is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Critical Accounting Estimates – Proved Reserves”, is incorporated herein by reference.  The information regarding the Fund’s unaudited net quantities of proved developed and undeveloped reserves, which is contained in Table III in the “Supplementary Financial Information – Information about Oil and Gas Producing Activities – Unaudited” included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report, is incorporated herein by reference.

Proved Undeveloped Reserves. At December 31, 2013, the Fund had approximately 419 thousand barrels and 1.8 million mcf of proved undeveloped oil and natural gas reserves, respectively.  At December 31, 2012 the Fund had approximately 418 thousand barrels and 1.4 million mcf of proved undeveloped oil and natural gas reserves, respectively.  At December 31, 2013 and 2012, proved undeveloped reserves are related to the Beta Project, which was determined to be a discovery during 2012, and the Raven Project.

On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which included proved developed and undeveloped oil reserves of approximately 1 thousand barrels and 9 thousand barrels, respectively, and proved developed and undeveloped gas reserves of approximately 0.3 million mcf and 1.4 million mcf, respectively.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Subsequent Event” for more information.

Costs incurred to advance the development of proved undeveloped reserves were approximately $2.3 million during the year ended December 31, 2013, which related to the Beta Project. Information regarding estimated future development costs relating to the development of the Fund’s non-producing properties, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties”, is incorporated herein by reference. Estimated future development costs include capital spending on major development projects, some of which will take several years to complete. Proved undeveloped reserves related to major development projects will be reclassified to proved developed reserves when production commences.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2013 and 2012 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2013, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of the date of this filing, there were 825 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations. There is no requirement to distribute available cash and as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2013 and 2012, the Fund paid distributions totaling $6.8 million and $13.9 million, respectively.

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

Subsequent Event
On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy P Fund, LLC, and Ridgewood Energy Y Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.

The Fund had a 6.25% working interest in the Raven Project and received approximately $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby, resulting in a gain to the Fund of $2.6 million, which will be recognized during the quarter ending March 31, 2014.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$10,277	$17,144

Expenses
Depletion, depreciation and amortization	1,790	3,269
Impairment of oil and gas properties	505	-
Management fees to affiliate	1,031	1,066
Operating expenses	1,428	1,649
General and administrative expenses	271	326
Total expenses	5,025	6,310
Gain on sale of oil and gas properties	-	50
Income from operations	5,252	10,884
Other income (loss)	17	(107)
Net income	$5,269	$10,777

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2013 and 2012. During the year ended December 31, 2013, natural gas liquid (“NGL”) sales are included within gas sales.  NGL information for the year ended December 31, 2012 has been consolidated to conform to the current presentation.

	Year ended December 31,
	2013	2012
Number of wells producing	4	4
Total number of production days	1,112	1,438
Oil sales (in thousands of barrels)	72	129
Average oil price per barrel	$105	$106
Gas sales (in thousands of mcfs)	696	1,092
Average gas price per mcf	$3.99	$3.24

The decreases in production days and sales volumes were attributable to the Raven Project well #1, which reached the end of its productive life in second quarter 2013, the Liberty Project, which was periodically shut-in during 2013, the impact of Main Pass 283/279 well #1, which was fully depleted during 2012 and natural declines in well production.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue.   Oil and gas revenue for the year ended December 31, 2013 was $10.3 million, a $6.9 million decrease from the year ended December 31, 2012.  The decrease is attributable to decreased sales volume totaling $7.3 million, partially offset by the impact of the change in average prices totaling $0.4 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the year ended December 31, 2013 was $1.8 million, a decrease of $1.5 million from the year ended December 31, 2012.  The decrease resulted from a decrease in production volumes totaling $1.3 million coupled with a decrease in average depletion rates totaling $0.3 million.  The decrease in the depletion rates was attributable to revisions in reserve estimates, primarily related to the Liberty Project.   See “Overview” above for additional information.

Impairment of Oil and Gas Properties.  During the year ended December 31, 2013, the Fund recorded an impairment of $0.5 million related to the Cobalt Project, which was attributable to declines in future oil and gas prices and an increase in estimated asset retirement costs.  There were no impairments to oil and gas properties during the year ended December 31, 2012.

Management Fees to Affiliate.   Management fees for the years ended December 31, 2013 and 2012 were $1.0 million and $1.1 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2013	2012
	(in thousands)
Lease operating expense	$1,376	$1,463
Workover expense	117	22
Geological costs	31	100
Accretion expense	14	13
Dry-hole costs	(110)	51
	$1,428	$1,649

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $6.94 per barrel of oil equivalent (“BOE”) during the year ended December 31, 2013 compared to $4.74 per BOE during the year ended December 31, 2012.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  During the year ended December 31, 2013, workover expense related to the Liberty Project.  During the year ended December 31, 2012, workover expense related to the Raven Project and Main Pass 283/279 well #1.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, related to the Beta Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the year ended December 31, 2013, the Fund recorded credits to dry-hole costs, which related primarily to Garden Banks 334.  During the year ended December 31, 2012, dry-hole costs were primarily attributable to the Dakota Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Year ended December 31,
	2013	2012
	(in thousands)
Accounting and professional fees	$138	$125
Insurance expense	126	113
Legal costs and other	7	88
	$271	$326

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  During the year ended December 31, 2012, legal costs represent fees incurred in connection with obtaining financing for the Beta Project.  See Note 5 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the debt acquisition costs.

Gain on Sale of Oil and Gas Properties.  There was no gain on sale of oil and gas properties during the year ended December 31, 2013.  During the year ended December 31, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of asset retirement obligations related to the Ajax Project.

Other Income (Loss).  Other income (loss) for the years ended December 31, 2013 and 2012 is detailed in the following table.

	Year ended December 31,
	2013	2012
	(in thousands)
Interest income	$17	$24
Realized losses on derivative instruments	-	(131)
	$17	$(107)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the year ended December 31, 2013 were $8.4 million, primarily related to revenue received of $11.1 million, partially offset by operating expenses paid of $1.5 million, management fees of $1.0 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the year ended December 31, 2012 were $14.5 million, primarily related to revenue received of $17.5 million, partially offset by operating expenses paid of $1.7 million, management fees of $1.1 million, and general and administrative expenses paid of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the year ended December 31, 2013 were $2.3 million, related to capital expenditures for oil and gas properties of $1.6 million and investments in the salvage fund of $0.7 million.

Cash flows provided by investing activities for the year ended December 31, 2012 were $3.1 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $5.0 million, partially offset by capital expenditures for oil and gas properties of $1.9 million.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2013 were $6.8 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the year ended December 31, 2012 were $14.0 million, primarily related to manager and shareholder distributions of $13.9 million and debt acquisition costs of $0.1 million.  See Note 5 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the debt acquisition costs.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of December 31, 2013, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $20.1 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties. Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of December 31, 2013, the Fund expects to spend an additional $20.2 million related to its investments in oil and gas properties, of which $5.5 million is expected to be spent during 2014.  Total capital commitments exceed available working capital by $12.1 million at December 31, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.  The Fund expects that cash flows from operations, coupled with proceeds from the disposition of the Raven Project, will be sufficient to fund its remaining commitments.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $9.4 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of December 31, 2013 and 2012, the Fund had no borrowings under the Credit Agreement.  See Note 5 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loans and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement at December 31, 2013 and 2012.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2013 and 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at December 31, 2013 and 2012 other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

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

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (1992). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2013, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2013 are as follows:

Name, Age and Position with Registrant	Officer of Ridgewood Energy Corporation Since

Robert E. Swanson, 66 Chief Executive Officer	1982

Kenneth W. Lang, 59 President and Chief Operating Officer	2009

Kathleen P. McSherry, 48 Executive Vice President and Chief Financial Officer	2001

Robert L. Gold, 55 Executive Vice President	1987

Daniel V. Gulino, 53 Senior Vice President and General Counsel	2003

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

Kathleen P. McSherry has served as the Executive Vice President and Chief Financial Officer of Ridgewood Energy since 2001.  Ms. McSherry holds a Bachelor of Science degree in Accounting.

Robert L. Gold has served as a senior officer of Ridgewood Energy since 1987, is an Executive Vice President of the Fund and is a member of the Investment Committee.  Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York State Bar. Mr. Gold is a graduate of Colgate University and New York University School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2013, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 332.2918 shares outstanding as of the date of this filing. No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the years ended December 31, 2013 and 2012 were $1.0 million and $1.1 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2013 and 2012 were $1.0 million and $2.1 million, respectively.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012
	(in thousands)
Audit fees (1)	$85	$80

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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
Filed herewith

99.1	Report of Netherland, Sewell & Associates, Inc.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY W FUND, LLC

Date: March 13, 2014	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
March 13, 2014
/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal Executive Officer)
Robert E. Swanson

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014
Kathleen P. McSherry

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	March 13, 2014
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy W Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy W Fund, LLC (the “Fund”) as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy W Fund, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 13, 2014

RIDGEWOOD ENERGY W FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,521	$9,220
Salvage fund	90	33
Production receivable	813	1,640
Asset held for sale	317	-
Other current assets	109	162
Total current assets	9,850	11,055
Salvage fund	1,708	1,092
Other assets	558	697
Oil and gas properties:
Proved properties	20,132	22,706
Equipment and facilities - in progress	2,763	-
Less: accumulated depletion, depreciation and amortization	(13,997)	(14,320)
Total oil and gas properties, net	8,898	8,386
Total assets	$21,014	$21,230

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,368	$715
Liability held for sale	171	-
Accrued expenses	40	40
Asset retirement obligations	90	33
Total current liabilities	1,669	788
Asset retirement obligations	1,413	931
Total liabilities	3,082	1,719

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(6,834)	(5,807)
Retained earnings	6,858	5,758
Manager's total	24	(49)

Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(40,365)	(34,544)
Retained earnings (accumulated deficit)	131	(4,038)
Shareholders' total	17,908	19,560
Total members' capital	17,932	19,511
Total liabilities and members' capital	$21,014	$21,230

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY W FUND, LLC
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2013	2012
Revenue
Oil and gas revenue	$10,277	$17,144

Expenses
Depletion, depreciation and amortization	1,790	3,269
Impairment of oil and gas properties	505	-
Management fees to affiliate (Note 4)	1,031	1,066
Operating expenses	1,428	1,649
General and administrative expenses	271	326
Total expenses	5,025	6,310
Gain on sale of oil and gas properties	-	50
Income from operations	5,252	10,884
Other income (loss)	17	(107)
Net income	$5,269	$10,777

Manager Interest
Net income	$1,100	$2,087

Shareholder Interest
Net income	$4,169	$8,690
Net income per share	$12,547	$26,150

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY W FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2011	332.2918	$(53)	$22,672	$22,619
Distributions	-	(2,083)	(11,802)	(13,885)
Net income	-	2,087	8,690	10,777
Balances, December 31, 2012	332.2918	(49)	19,560	19,511
Distributions	-	(1,027)	(5,821)	(6,848)
Net income	-	1,100	4,169	5,269
Balances, December 31, 2013	332.2918	$24	$17,908	$17,932

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY W FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012

Cash flows from operating activities
Net income	$5,269	$10,777
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	1,790	3,269
Impairment of oil and gas properties	505	-
Gain on sale of oil and gas properties	-	(50)
Accretion expense	14	13
Interest earned on marketable securities	-	(1)
Derivative instrument loss	-	131
Derivative instrument settlements	-	11
Debt acquisition costs	-	80
Changes in assets and liabilities:
Decrease in production receivable	827	405
Decrease (increase) in other current assets	78	(51)
Decrease in due to operators	(37)	(145)
Increase in accrued expenses	-	57
Net cash provided by operating activities	8,446	14,496

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,624)	(1,926)
Proceeds from maturity of investments	-	5,002
Investments in salvage fund	(673)	(22)
Net cash (used in) provided by investing activities	(2,297)	3,054

Cash flows from financing activities
Distributions	(6,848)	(13,885)
Debt acquisition costs	-	(80)
Net cash used in financing activities	(6,848)	(13,965)
Net (decrease) increase in cash and cash equivalents	(699)	3,585

Cash and cash equivalents, beginning of year	9,220	5,635
Cash and cash equivalents, end of year	$8,521	$9,220

Supplemental schedule of non-cash operating activities
Adjustments to asset retirement obligations	$-	$50

Supplemental schedule of non-cash financing activities
Deferred financing charges related to the conveyance of overriding royalty interest in the Beta Project	$-	$697

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At December 31, 2013, the Fund’s bank balances exceeded federally insured limits by $9.8 million, of which $1.5 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At December 31, 2013 and December 31, 2012, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.3 million and $0.7 million, respectively, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value.  At December 31, 2013 and December 31, 2012, there were no unrealized gains or losses related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 5. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At December 31, 2013 and 2012, $0.6 million and $0.7 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $0.1 million during the year ended December 31, 2013.  There was no amortization expense during the year ended December 31, 2012.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At December 31, 2013 and 2012, amounts recorded in due to operators totaling $1.1 million and $0.4 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the years ended December 31, 2013 and 2012.

	2013	2012
	(in thousands)
Balance, beginning of year	$964	$994
Liabilities incurred	-	20
Liabilities settled/conveyed	(171)	(50)
Accretion expense	14	13
Revisions in estimated cash flows	696	(13)
Balance, end of year	$1,503	$964

At December 31, 2013, the Fund’s balance sheet reflects the reclassification of the Raven Project’s asset retirement obligation from “Asset retirement obligation” to “Liability held for sale”.  On January 17, 2014, the Fund entered into an agreement to sell its interest in the Raven Project to a third party.  See Note 7. “Subsequent Event” for additional information related to the transaction.

During the year ended December 31, 2012, the Fund recorded a gain on sale of oil and gas properties of $50 thousand as a result of the relief of its asset retirement obligations related to the Ajax Project.  There was no such gain recorded during the year ended December 31, 2013.

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

During the year ended December 31, 2013, the Fund recorded an impairment of $0.5 million related to the Cobalt Project, which was attributable to declines in future oil and gas prices and an increase in estimated asset retirement costs.  The fair value at the date of impairment was $0.4 million.  Such amount was determined based on level 3 inputs, which included projected income from reserves utilizing forward price curves, net of anticipated costs, discounted.  There were no impairments to oil and gas properties during the year ended December 31, 2012.

Depletion, Depreciation and Amortization
Depletion, depreciation and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  In certain circumstances, equipment and facilities costs are depreciated over the estimated useful life of the asset.

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

The Fund had no derivative contracts during the year ended December 31, 2013.  For the year ended December 31, 2012, the Fund’s derivative instrument income consisted of realized losses of $0.1 million.

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  The following table reflects the net changes in unproved properties for the years ended December 31, 2013 and 2012.

	December 31,
	2013	2012
	(in thousands)
Balance, beginning of year	$-	$2,087
Additions to capitalized exploratory well costs
pending the determination of proved reserves	-	-
Reclassifications to proved properties based on
the determination of proved reserves	-	(2,087)
Capitalized exploratory well costs charged to
expense	-	-
Balance, end of year	$-	$-

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the year ended December 31, 2013, the Fund recorded credits to dry-hole costs of $0.1 million, which related primarily to Garden Banks 334.  During the year ended December 31, 2012, dry-hole costs of $51 thousand were primarily attributable to the Dakota Project.

At December 31, 2013, the Fund’s balance sheet reflects the reclassification of the Raven Project’s cost and accumulated depletion from “Oil and gas properties” to “Asset held for sale”.  On January 17, 2014, the Fund entered into an agreement to sell its interest in the Raven Project to a third party.  See Note 7. “Subsequent Event” for additional information related to the transaction.

4.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the years ended December 31, 2013 and 2012 were $1.0 million and $1.1 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2013 and 2012 were $1.0 million and $2.1 million, respectively.

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

As of December 31, 2013 and 2012, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $9.4 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, each Ridgewood Participating Fund has agreed to convey an overriding royalty interest (“ORRI”) to the Lenders in their working interests in the Beta Project. Each Ridgewood Participating Fund’s share of the Lender’s aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all Ridgewood Participating Funds. Using these principles, the Fund’s percentage ORRI to be granted to the Lenders equals 12.24% of the Fund’s production until the Fund’s share of Beta Project’s cumulative production equals approximately 0.78 million barrels of oil (“MMBO”), net of royalties. Upon reaching that milestone, the Fund’s ORRI percentage decreases to 8.16% of the Fund’s production until the Fund’s share of the Beta Project’s cumulative production equals approximately 1.21 MMBO, net of royalties, whereupon it decreases to, and remains at, 4.08% of the Fund’s net production.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.7 million, which is amortized to interest expense over the expected payoff period of the loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on level 3 inputs, which include projected net income from reserves and forward pricing curves.  At December 31, 2013 and 2012, the outstanding debt discounts and deferred financing costs recorded on the balance sheet within “Other assets” were $0.6 million and $0.7 million, respectively.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at December 31, 2013 and 2012.

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

As of December 31, 2013, the Fund expects to spend an additional $20.2 million related to its investments in oil and gas properties, of which $5.5 million is expected to be spent during 2014.  Total capital commitments exceed available working capital by $12.1 million at December 31, 2013, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into the Credit Agreement that provides for an aggregate loan commitment of up to $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  See Note 5. “Credit Agreement – Beta Project Financing,” for additional information.  The Fund expects that cash flows from operations, coupled with proceeds from the disposition of the Raven Project, will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2013 and 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Event

On January 17, 2014, the Fund, along with its affiliates, Ridgewood Energy Gulf of Mexico Oil and Gas Fund, L.P., Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy P Fund, LLC, and Ridgewood Energy Y Fund, LLC,  (when used with the Fund the “Ridgewood Funds”) entered into a purchase and sale agreement to sell the Ridgewood Funds’ leasehold interests in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling approximately $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.

The Fund had a 6.25% working interest in the Raven Project and received approximately $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby, resulting in a gain to the Fund of $2.6 million, which will be recognized during the quarter ending March 31, 2014.

Ridgewood Energy W Fund, LLC
Supplementary Financial Information
Information about Oil and Gas Producing Activities – Unaudited

In accordance with the Financial Accounting Standards Board guidance on disclosures of oil and gas producing activities, this section provides supplementary information on oil and gas exploration and producing activities of the Fund. The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of Louisiana in the Gulf of Mexico.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2013	2012
	(in thousands)
Proved properties	$20,132	$22,706
Equipment and facilities - in progress	2,763	-
Total oil and gas properties	22,895	22,706
Accumulated depletion, depreciation and amortization	(13,997)	(14,320)
Oil and gas properties, net	$8,898	$8,386

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2013	2012
	(in thousands)
Exploration costs	$(164)	$1,144
Development costs	3,012	832
	$2,848	$1,976

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2013 and 2012.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2013		December 31, 2012
	United States
	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	576,675	3,237,305	221,785	3,625,979
Extensions and discoveries	-	-	410,394	307,795
Revisions of previous estimates (a)	(1,926)	845,887	73,063	397,225
Production	(71,849)	(694,137)	(128,567)	(1,093,694)
End of year (b)	502,900	3,389,055	576,675	3,237,305

Proved developed reserves:
Beginning of year	158,590	1,815,830	215,855	2,795,979
End of year (b)	83,538	1,638,473	158,590	1,815,830

Proved undeveloped reserves:
Beginning of year	418,085	1,421,475	5,930	830,000
End of year (b) (c)	419,362	1,750,582	418,085	1,421,475

(a)	Revisions of previous estimates during the years ended December 31, 2013 and 2012 were attributable to well performance.

(b)
On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which at December 31, 2013, included proved developed and undeveloped oil reserves of approximately 1 thousand barrels and 9 thousand barrels, respectively, and proved developed and undeveloped gas reserves of approximately 0.3 million mcf and 1.4 million mcf, respectively.

(c)
At December 31, 2013, the increases in proved undeveloped reserves were due to the Raven Project, which had a revision to its development plan for proved undeveloped reserves. See (b) above for additional information regarding the Raven Project.  The proved undeveloped reserves at December 31, 2012 were attributable to the Raven Project and discoveries relating to the Beta Project.

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

	December 31,
	2013	2012
	(in thousands)
Future cash inflows	$64,355	$71,714
Future production costs	(6,315)	(6,453)
Future development costs	(21,420)	(21,285)
Future ad valorem taxes	(150)	(119)
Future net cash flows (a)	36,470	43,857
10% annual discount for estimated timing of cash flows	(13,272)	(15,433)
Standardized measure of discounted future net cash flows (a)	$23,198	$28,424

(a)
On January 17, 2014, the Fund entered into an agreement to sell its leasehold interests in the Raven Project to a third party, which, at December 31, 2013, included undiscounted and discounted cash flows of approximately $4.3 million and $3.1 million, respectively.

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2013	2012
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(3,687)	$(3,234)
Sales and transfers of oil and gas produced during the period	(8,970)	(15,681)
Net change due to extensions, discoveries, and improved recovery	-	10,092
Changes in estimated future development costs	(136)	83
Net change due to revisions in quantities estimates	4,796	7,311
Accretion of discount	2,842	3,038
Other	(71)	(3,566)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(5,226)	$(1,957)

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