Form 10-Q
period 2014-09-30
Ridgewood Energy W Fund LLC
filed 2014-10-30
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of October 30, 2014 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,817	$8,521
Salvage fund	-	90
Production receivable	593	813
Asset held for sale	-	317
Other current assets	54	109
Total current assets	5,464	9,850
Salvage fund	1,804	1,708
Other assets	453	558
Oil and gas properties:
Proved properties	21,735	20,132
Equipment and facilities - in progress	6,150	2,763
Less: accumulated depletion, depreciation and amortization	(14,799)	(13,997)
Total oil and gas properties, net	13,086	8,898
Total assets	$20,807	$21,014

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,585	$1,368
Accrued expenses	33	40
Asset retirement obligations	-	90
Liability held for sale	-	171
Total current liabilities	1,618	1,669
Asset retirement obligations	1,503	1,413
Total liabilities	3,121	3,082

Commitments and contingencies (Note 5)

Members' capital:
Manager:
Distributions	(7,562)	(6,834)
Retained earnings	7,554	6,858
Manager's total	(8)	24

Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(46,182)	(40,365)
Retained earnings	5,734	131
Shareholders' total	17,694	17,908
Total members' capital	17,686	17,932
Total liabilities and members' capital	$20,807	$21,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$1,792	$2,042	$6,233	$8,104

Expenses
Depletion, depreciation and amortization	245	379	802	1,369
Management fees to affiliate (Note 3)	240	258	720	774
Operating expenses	270	313	861	1,120
General and administrative expenses	44	55	162	204
Total expenses	799	1,005	2,545	3,467
(Loss) gain on sale of oil and gas properties	(3)	-	2,599	-
Income from operations	990	1,037	6,287	4,637
Interest income	4	4	12	13
Net income	$994	$1,041	$6,299	$4,650

Manager Interest
Net income	$187	$210	$696	$891

Shareholder Interest
Net income	$807	$831	$5,603	$3,759
Net income per share	$2,427	$2,500	$16,860	$11,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net income	$6,299	$4,650
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	802	1,369
Gain on sale of oil and gas properties	(2,599)	-
Changes in assets and liabilities:
Decrease in production receivable	220	1,193
Increase in other current assets	(6)	(15)
Decrease in due to operators	(44)	(98)
Decrease in accrued expenses	(7)	(5)
Net cash provided by operating activities	4,665	7,094

Cash flows from investing activities
Proceeds from sale of oil and gas properties	2,745	-
Capital expenditures for oil and gas properties	(4,563)	(908)
Interest reinvested in salvage fund	(6)	(13)
Net cash used in investing activities	(1,824)	(921)

Cash flows from financing activities
Distributions	(6,545)	(5,564)
Net cash used in financing activities	(6,545)	(5,564)

Net (decrease) increase in cash and cash equivalents	(3,704)	609
Cash and cash equivalents, beginning of period	8,521	9,220
Cash and cash equivalents, end of period	$4,817	$9,829

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At September 30, 2014 and December 31, 2013, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.2 million and $0.3 million, respectively, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value.  At September 30, 2014 and December 31, 2013, the fair market value approximated the Fund’s carrying value, therefore there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 4. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At September 30, 2014 and December 31, 2013, $0.5 million and $0.6 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $35 thousand for each of the three months ended September 30, 2014 and 2013.  Amortization expense was $0.1 million for each of the nine months ended September 30, 2014 and 2013. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At September 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $1.3 million and $1.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.   During the nine months ended September 30, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $1.8 million.  There were no such distributions during the three months ended September 30, 2014 and during the three and nine months ended September 30, 2013.

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

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.  There was no such amount recorded during the three and nine months ended September 30, 2013.

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

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and nine months ended September 30, 2014 were $0.2 million and $0.7 million, respectively.  Management fees for the three and nine months ended September 30, 2013 were $0.3 million and $0.8 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions from operations paid to the Manager for the three and nine months ended September 30, 2014 were $0.2 million and $0.7 million, respectively.  Distributions from operations paid to the Manager for the three and nine months ended September 30, 2013 were $0.1 million and $0.8 million, respectively. In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the nine months ended September 30, 2014 were $18 thousand.  There were no such distributions during the three months ended September 30, 2014 and during the three and nine months ended September 30, 2013.

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

The Fund anticipates it will borrow approximately $9.4 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of September 30, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement.

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

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $17.4 million, of which $3.8 million is expected to be spent during the next twelve months. These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $4.0 million and projected interest costs of $2.4 million for the Beta Project, exceed available working capital and salvage fund by $11.8 million at September 30, 2014.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See Note 4. “Credit Agreement – Beta Project Financing” for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  The budget for each project is inclusive of estimated asset retirement obligations.

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2014	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$11,216	$26,754	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Cobalt Project	5.0%	$2,368	$2,503	Production commenced in 2009. Recompletions are planned for 2016 and 2019.
Liberty Project	12.0%	$13,409	$15,089	Production commenced in 2010. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities. Recompletion is planned for 2015.
Sold Properties
Raven Project well #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

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

The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.  There was no such amount recorded during the three and nine months ended September 30, 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,792	$2,042	$6,233	$8,104

Expenses
Depletion, depreciation and amortization	245	379	802	1,369
Management fees to affiliate	240	258	720	774
Operating expenses	270	313	861	1,120
General and administrative expenses	44	55	162	204
Total expenses	799	1,005	2,545	3,467
(Loss) gain on sale of oil and gas properties	(3)	-	2,599	-
Income from operations	990	1,037	6,287	4,637
Interest income	4	4	12	13
Net income	$994	$1,041	$6,299	$4,650

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Number of wells producing	2	3	2	4
Total number of production days	160	266	513	873
Oil sales (in thousands of barrels)	16	13	54	56
Average oil price per barrel	$95	$108	$99	$108
Gas sales (in thousands of mcfs)	48	155	169	540
Average gas price per mcf	$4.81	$3.84	$4.85	$3.96

The decreases in the number of wells producing, production days and sales volume were primarily attributable to the Raven Project, which was sold in January 2014. During the three months ended September 30, 2014, the increase in oil sales volume was attributable to improved oil production rate for the Liberty Project as a result of maintenance activities.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2014 was $1.8 million, a $0.3 million decrease from the three months ended September 30, 2013.  The decrease is primarily attributable to the impact of the change in average prices totaling $0.2 million coupled with decreased sales volume totaling $0.1 million.  The decrease in sales volume related to the sale of the Raven Project, partially offset by increased oil sales volume related to the Liberty Project.  Oil and gas revenue for the nine months ended September 30, 2014 was $6.2 million, a $1.9 million decrease from the nine months ended September 30, 2013.  The decrease was attributable to decreased sales volume totaling $1.7 million, of which $1.5 million related to the sale of the Raven Project, coupled with the impact of the change in average prices totaling $0.3 million. See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2014 was $0.2 million, a decrease of $0.1 million from the three months ended September 30, 2013.  The decrease resulted primarily from a decrease in production volume.  Depletion, depreciation and amortization for the nine months ended September 30, 2014 was $0.8 million, a decrease of $0.6 million from the nine months ended September 30, 2013.  The decrease resulted primarily from a decrease in production volume.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for the three months ended September 30, 2014 and 2013 were $0.2 million and $0.3 million, respectively.  Management fees for the nine months ended September 30, 2014 and 2013 were $0.7 million and $0.8 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$243	$283	$828	$980
Geological costs	7	8	17	26
Dry-hole costs	20	-	16	(3)
Workover expense	-	22	-	117
	$270	$313	$861	$1,120

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $10.19 per barrel of oil equivalent (“BOE”) and $10.04 per BOE during the three and nine months ended September 30, 2014, respectively, compared to $7.20 per BOE and $6.71 per BOE during the three and nine months ended September 30, 2013, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys, and lease rentals, related to the Beta Project.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Workover expense, which represents costs to restore or stimulate production of existing reserves of a proved property, related to the Liberty Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$32	$26	$95	$107
Insurance expense	11	27	64	91
Other	1	2	3	6
	$44	$55	$162	$204

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

(Loss) Gain on Sale of Oil and Gas Properties.  During the three months ended September 30, 2014, the Fund recorded a loss on sale of oil and gas properties resulting from post-closing adjustments to the Raven Project sale price.  During the nine months ended September 30, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million related to the Raven Project.  See “Business Update” for additional information regarding the sale.  There were no such amounts recorded during the three and nine months ended September 30, 2013.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2014 were $4.7 million, primarily related to revenue received of $6.5 million, partially offset by operating expenses paid of $0.9 million, management fees of $0.7 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $7.1 million, primarily related to revenue received of $9.3 million, partially offset by operating expenses paid of $1.2 million, management fees of $0.8 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2014 were $1.8 million, primarily related to capital expenditures for oil and gas properties of $4.6 million, offset by proceeds from the sale of the Raven Project of $2.7 million.

Cash flows used in investing activities for the nine months ended September 30, 2013 were $0.9 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2014 were $6.5 million, related to manager and shareholder distributions, of which $1.8 million was related to the distribution of the proceeds from the sale of the Raven Project.

Cash flows used in financing activities for the nine months ended September 30, 2013 were $5.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $15.5 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of an additional well beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $17.4 million, of which $3.8 million is expected to be spent during the next twelve months. These expected capital commitments, which include asset retirement obligations for the Fund’s projects of $4.0 million and projected interest costs of $2.4 million for the Beta Project, exceed available working capital and salvage fund by $11.8 million at September 30, 2014.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See “Credit Agreement” below for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 4 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	October 30, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)