Form 10-Q
period 2015-03-31
Ridgewood Energy W Fund LLC
filed 2015-05-04
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of May 4, 2015 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$4,052	$3,462
Salvage fund	90	90
Production receivable	60	320
Other current assets	18	36
Total current assets	4,220	3,908
Salvage fund	1,718	1,716
Other assets	383	418
Oil and gas properties:
Proved properties	21,605	21,629
Equipment and facilities - in progress	7,985	7,330
Less: accumulated depletion, depreciation and amortization	(15,166)	(15,003)
Total oil and gas properties, net	14,424	13,956
Total assets	$20,745	$19,998

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,024	$1,387
Accrued expenses	35	35
Asset retirement obligations	90	90
Total current liabilities	1,149	1,512
Long-term borrowings	1,650	-
Asset retirement obligations	1,450	1,450
Other liabilities	11	-
Total liabilities	4,260	2,962
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(7,894)	(7,787)
Retained earnings	7,761	7,713
Manager's total	(133)	(74)
Shareholders:
Capital contributions (625 shares authorized; 332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(48,063)	(47,457)
Retained earnings	6,539	6,425
Shareholders' total	16,618	17,110
Total members' capital	16,485	17,036
Total liabilities and members' capital	$20,745	$19,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue
Oil and gas revenue	$816	$2,139

Expenses
Depletion, depreciation and amortization	163	267
Management fees to affiliate (Note 3)	240	240
Operating expenses	201	291
General and administrative expenses	52	61
Total expenses	656	859
Gain on sale of oil and gas properties	-	2,585
Income from operations	160	3,865
Interest income	2	4
Net income	$162	$3,869

Manager Interest
Net income	$48	$255

Shareholder Interest
Net income	$114	$3,614
Net income per share	$344	$10,876

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net income	$162	$3,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	163	267
Gain on sale of oil and gas properties	-	(2,585)
Changes in assets and liabilities:
Decrease in production receivable	260	330
Decrease in other current assets	18	20
(Decrease) increase in due to operators	(15)	20
Increase in Raven settlement payable & related liabilities	-	139
Increase in accrued expenses	-	1
Net cash provided by operating activities	588	2,061

Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	2,706
Capital expenditures for oil and gas properties	(933)	(872)
Investments in salvage fund	(2)	(2)
Net cash (used in) provided by investing activities	(935)	1,832

Cash flows from financing activities
Long-term borrowings	1,650	-
Distributions	(713)	(3,570)
Net cash provided by (used in) financing activities	937	(3,570)

Net increase in cash and cash equivalents	590	323
Cash and cash equivalents, beginning of period	3,462	8,521
Cash and cash equivalents, end of period	$4,052	$8,844

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2014 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At March 31, 2015 and December 31, 2014, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.1 million, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value.  At March 31, 2015 and December 31, 2014, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 4. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At March 31, 2015 and December 31, 2014, $0.4 million of debt discounts and deferred financing costs were unamortized.  Amortization expense was $35 thousand during each of the three months ended March 31, 2015 and 2014.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At March 31, 2015 and December 31, 2014, amounts recorded in due to operators totaling $0.8 million and $1.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.   During the three months ended March 31, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $1.8 million.  There were no such distributions during the three months ended March 31, 2015.

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014.  There was no such amount recorded during the three months ended March 31, 2015.

3.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2015 and 2014 were $0.2 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions from operations paid to the Manager for the three months ended March 31, 2015 and 2014 were $0.1 million and $0.3 million, respectively.  In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the three months ended March 31, 2014 were $18 thousand.  There were no such distributions during the three months ended March 31, 2015.

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

The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of March 31, 2015, the Fund had borrowings of $1.7 million under the Credit Agreement.  As of December 31, 2014, the Fund had no borrowings under the Credit Agreement.  During the three months ended March 31, 2015, interest costs of $11 thousand were capitalized and included on the balance sheet within “Oil and gas properties”. The Fund had no interest costs during the three months ended March 31, 2014.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at March 31, 2015 and December 31, 2014.

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

As of March 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $16.5 million (which include asset retirement obligations for the Fund’s projects of $4.0 million and projected interest costs of $2.4 million for the Beta Project), of which $8.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $11.6 million at March 31, 2015.   The Fund has entered into a credit agreement to provide capital for the Beta Project.  See Note 4. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2014 Annual Report on Form 10-K.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	March 31, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$12,850	$27,417	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Cobalt Project	5.0%	$2,368	$2,523	Production commenced in 2009. Recompletions are planned for third quarter 2015 and fourth quarter 2016.
Liberty Project	12.0%	$13,409	$15,089	Production commenced in 2010. Recompletion is planned for 2016.
Sold Properties
Raven Project well #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014. The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the three months ended March 31, 2014.  There was no such amount recorded during the three months ended March 31, 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$816	$2,139

Expenses
Depletion, depreciation and amortization	163	267
Management fees to affiliate	240	240
Operating expenses	201	291
General and administrative expenses	52	61
Total expenses	656	859
Gain on sale of oil and gas properties	-	2,585
Income from operations	160	3,865
Interest income	2	4
Net income	$162	$3,869

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2015	2014
Number of wells producing	2	2
Total number of production days	160	169
Oil sales (in thousands of barrels)	15	18
Average oil price per barrel	$46	$100
Gas sales (in thousands of mcfs)	44	53
Average gas price per mcf	$2.41	$5.73

The decreases noted in the overview table were principally attributable to the Liberty Project, which experienced natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2015 was $0.8 million, a decrease of $1.3 million from the three months ended March 31, 2014.  The decrease was attributable to decreased oil and gas prices totaling $0.9 million coupled with decreased sales volume totaling $0.4 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2015 was $0.2 million, a decrease of $0.1 million from the three months ended March 31, 2014.  The decrease resulted from a decrease in average depletion rates totaling $59 thousand coupled with a decrease in production volumes totaling $45 thousand.  The decrease in average depletion rates was primarily attributable to increases in reserve estimates, principally related to the Liberty Project.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2015 and 2014 were $0.2 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2015	2014
	(in thousands)
Lease operating expense	$191	$291
Dry-hole costs	10	(4)
Geological costs	-	4
	$201	$291

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $8.43 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2015 compared to $10.66 per BOE during the three months ended March 31, 2014.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2015	2014
	(in thousands)
Accounting and professional fees	$33	$32
Insurance expense	18	28
Other	1	1
	$52	$61

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Gain on Sale of Oil and Gas Properties.  The Fund did not record a gain on sale of oil and gas properties during the three months ended March 31, 2015.  During the three months ended March 31, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million related to the Raven Project. See “Business Update” for additional information regarding the sale.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2015 were $0.6 million, related to revenue received of $1.1 million, partially offset by management fees of $0.2 million and operating expenses paid of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2014 were $2.1 million, related to revenue received of $2.6 million, which includes $0.1 million that was remitted to the buyer of the Raven Project upon final settlement. Revenue received was partially offset by operating expenses paid of $0.3 million and management fees of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2015 were $0.9 million, related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the three months ended March 31, 2014 were $1.8 million, related to proceeds from the sale of the Raven Project of $2.7 million, partially offset by capital expenditures for oil and gas properties of $0.9 million.

Financing Cash Flows
Cash flows provided by financing activities for the three months ended March 31, 2015 were $0.9 million, related to proceeds from long-term borrowings of $1.7 million, partially offset by manager and shareholder distributions totaling $0.7 million.

Cash flows used in financing activities for the three months ended March 31, 2014 were $3.6 million, related to manager and shareholder distributions, of which $1.8 million was related to the distribution of proceeds from the sale of the Raven Project.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2015, the Fund had one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $14.6 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure.  See “Liquidity Needs” below for additional information.

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund could invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties. Such needs are funded utilizing operating income, existing cash on-hand and borrowings.

As of March 31, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $16.5 million (which include asset retirement obligations for the Fund’s projects of $4.0 million and projected interest costs of $2.4 million for the Beta Project), of which $8.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $11.6 million at March 31, 2015. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

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

Credit Agreement
The Fund has entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of March 31, 2015, the Fund had borrowed $1.7 million under the Credit Agreement. As of December 31, 2014, the Fund had no borrowings under the Credit Agreement. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 4 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	May 4, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)