Form 10-Q
period 2015-09-30
Ridgewood Energy W Fund LLC
filed 2015-10-29
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐      No ☒

As of October 29, 2015 the Fund had 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,102	$3,462
Salvage fund	-	90
Production receivable	173	320
Other current assets	-	36
Total current assets	2,275	3,908
Salvage fund	2,249	1,716
Other assets	313	418
Oil and gas properties:
Proved properties	32,970	28,959
Less: accumulated depletion and amortization	(15,652)	(15,003)
Total oil and gas properties, net	17,318	13,956
Total assets	$22,155	$19,998

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,597	$1,387
Accrued expenses	167	35
Asset retirement obligations	-	90
Total current liabilities	1,764	1,512
Long-term borrowings	1,650	-
Asset retirement obligations	2,209	1,450
Other liabilities	16	-
Total liabilities	5,639	2,962
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(7,941)	(7,787)
Retained earnings	7,887	7,713
Manager's total	(54)	(74)
Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(48,333)	(47,457)
Retained earnings	6,761	6,425
Shareholders' total	16,570	17,110
Total members' capital	16,516	17,036
Total liabilities and members' capital	$22,155	$19,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Oil and gas revenue	$809	$1,792	$2,839	$6,233

Expenses
Depletion and amortization	232	245	595	802
Management fees to affiliate (Note 3)	240	240	720	720
Operating expenses	361	278	905	911
General and administrative expenses	43	36	114	112
Total expenses	876	799	2,334	2,545
(Loss) gain on sale of oil and gas properties	-	(3)	-	2,599
(Loss) income from operations	(67)	990	505	6,287
Interest income	1	4	5	12
Net (loss) income	$(66)	$994	$510	$6,299

Manager Interest
Net income	$23	$187	$174	$696

Shareholder Interest
Net (loss) income	$(89)	$807	$336	$5,603
Net (loss) income per share	$(269)	$2,427	$1,012	$16,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net income	$510	$6,299
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	595	802
Gain on sale of oil and gas properties	-	(2,599)
Accretion expense	90	-
Changes in assets and liabilities:
Decrease in production receivable	147	220
Decrease (increase) in other current assets	36	(6)
Decrease in due to operators	(33)	(44)
Increase (decrease) in accrued expenses	70	(7)
Net cash provided by operating activities	1,415	4,665

Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	2,745
Capital expenditures for oil and gas properties	(2,952)	(4,563)
Investments in salvage fund	(443)	(6)
Net cash used in investing activities	(3,395)	(1,824)

Cash flows from financing activities
Long-term borrowings	1,650	-
Distributions	(1,030)	(6,545)
Net cash provided by (used in) financing activities	620	(6,545)

Net decrease in cash and cash equivalents	(1,360)	(3,704)
Cash and cash equivalents, beginning of period	3,462	8,521
Cash and cash equivalents, end of period	$2,102	$4,817

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At September 30, 2015, the Fund had no investments in federal agency mortgage-backed securities. At December 31, 2014, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that were classified as available-for-sale of $0.1 million.  In July 2015, the Fund received all contractual principal and interest payments related to the investments and there was no realized gain or loss.  Available-for-sale securities are carried in the financial statements at fair value.  At December 31, 2014, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 4. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At September 30, 2015 and December 31, 2014, $0.3 million and $0.4 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $35 thousand for each of the three months ended September 30, 2015 and 2014.  Amortization expense was $0.1 million for each of the nine months ended September 30, 2015 and 2014. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At September 30, 2015 and December 31, 2014, amounts recorded in due to operators totaling $1.4 million and $1.1 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the nine months ended September 30, 2015 and the year ended December 31, 2014.

	2015	2014
	(in thousands)
Balance, beginning of period	$1,540	$1,503
Accretion expense	90	37
Revisions in estimated cash flows	579	-
Balance, end of period	$2,209	$1,540

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

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.   During the nine months ended September 30, 2014, the Fund made distributions of available cash from dispositions related to the sale of the Raven Project totaling $1.8 million.  There were no such distributions during the three months ended September 30, 2014 and during the three and nine months ended September 30, 2015.

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Fund will not early adopt this new guidance and it will not have a significant impact on the Fund’s financial statements.

2.           Oil and Gas Properties

On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014.  The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.  There was no such amount recorded during the three and nine months ended September 30, 2015.

3.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three and nine months ended September 30, 2015 and 2014 were $0.2 million and $0.7 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions from operations paid to the Manager for the three and nine months ended September 30, 2015 were $9 thousand and $0.2 million, respectively.  Distributions from operations paid to the Manager for the three and nine months ended September 30, 2014 were $0.2 million and $0.7 million, respectively.  In addition, the Manager is entitled to receive a 1% interest in cash distributions from dispositions.  Distributions from the sale of the Raven project paid to the Manager during the nine months ended September 30, 2014 were $18 thousand.  There were no such distributions during the three months ended September 30, 2014 and during the three and nine months ended September 30, 2015.

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

The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of September 30, 2015, the Fund had borrowings of $1.7 million under the Credit Agreement.  As of December 31, 2014, the Fund had no borrowings under the Credit Agreement.  As of September 30, 2015, interest costs of $78 thousand were capitalized and included on the balance sheet within “Oil and gas properties”.  Such amounts are accrued on the balance sheet within “Accrued expenses” and “Other liabilities”. As of December 31, 2014, the Fund had no interest costs.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at September 30, 2015 and December 31, 2014.

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

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $14.0 million (which include asset retirement obligations for the Fund’s projects of $4.1 million and projected interest costs of $0.4 million for the Beta Project), of which $6.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $11.3 million at September 30, 2015.   The Fund has entered into a credit agreement to provide capital for the Beta Project.  See Note 4. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	3.0%	$15,539	$26,636	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Cobalt Project	5.0%	$2,368	$2,496	Production commenced in 2009. Recompletions are planned for 2016.
Liberty Project	12.0%	$13,397	$16,161	Production commenced in 2010. Well is currently shut-in due to pipeline maintenance activities and is expected to resume production in November 2015. Recompletion is planned for 2016.
Sold Properties
Raven Project well #1 & #2	6.25%	$2,863	$2,863	In January 2014, the Fund sold its interest in the Raven Project. See "Raven Sale" below for additional information.

Raven Sale
On January 17, 2014, the Fund, along with its affiliates, entered into a purchase and sale agreement to sell its interest in the Raven Project, located in the state waters of Louisiana, to Castex Energy Partners, L.P. for cash consideration totaling $21.7 million.  The closing of the sale transaction occurred on January 30, 2014. The Fund had a 6.25% working interest in the Raven Project and received $2.7 million in cash proceeds from the sale. The net carrying value for the Raven Project on the date of the sale was $0.1 million, thereby resulting in a gain to the Fund of $2.6 million, which was recognized during the nine months ended September 30, 2014.  There was no such amount recorded during the nine months ended September 30, 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$809	$1,792	$2,839	$6,233

Expenses
Depletion and amortization	232	245	595	802
Management fees to affiliate	240	240	720	720
Operating expenses	361	278	905	911
General and administrative expenses	43	36	114	112
Total expenses	876	799	2,334	2,545
(Loss) gain on sale of oil and gas properties	-	(3)	-	2,599
(Loss) income from operations	(67)	990	505	6,287
Interest income	1	4	5	12
Net (loss) income	$(66)	$994	$510	$6,299

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Number of wells producing	2	2	2	2
Total number of production days	176	160	518	513
Oil sales (in thousands of barrels)	16	16	50	54
Average oil price per barrel	$44	$95	$50	$99
Gas sales (in thousands of mcfs)	48	48	149	169
Average gas price per mcf	$2.21	$4.81	$2.20	$4.85

The increase in the number of production days was due to the Liberty Project, which was shut-in periodically during 2014.  Sales volumes were impacted by the Liberty and Cobalt projects, which experienced natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2015 was $0.8 million, a decrease of $1.0 million from the three months ended September 30, 2014.  The decrease was primarily attributable to decreased oil and gas prices totaling $0.9 million.  Oil and gas revenue for the nine months ended September 30, 2015 was $2.8 million, a decrease of $3.4 million from the nine months ended September 30, 2014.  The decrease was attributable to decreased oil and gas prices totaling $2.9 million coupled with decreased sales volume totaling $0.5 million. See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2015 was $0.2 million, a decrease of $13 thousand from the three months ended September 30, 2014.  The decrease primarily resulted from a decrease in average depletion rates.  Depletion and amortization for the nine months ended September 30, 2015 was $0.6 million, a decrease of $0.2 million from the nine months ended September 30, 2014.  The decrease resulted from a decrease in average depletion rates totaling $0.1 million coupled with a decrease in production volumes totaling $0.1 million.  The decreases in average depletion rates were primarily attributable to increases in reserve estimates, principally related to the Liberty Project.  Additionally, during the nine months ended September 30, 2015, the Fund recorded credits to depletion expense resulting from adjustments to asset retirement obligations. See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2015 and 2014 were $0.2 million. Management fees for each of the nine months ended September 30, 2015 and 2014 were $0.7 million. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Lease operating expense	$213	$243	$606	$828
Insurance expense	133	8	184	50
Accretion expense	-	-	90	-
Workover expense and other	15	27	25	33
	$361	$278	$905	$911

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $12.12 per barrel of oil equivalent (“BOE”) and $9.77 per BOE during the three and nine months ended September 30, 2015, respectively, compared to $10.19 per BOE and $10.04 per BOE during the three and nine months ended September 30, 2014, respectively.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling.  Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to correct prior period presentation. Accretion expense related to the asset retirement obligations established for the Fund’s proved properties. Workover expense represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

(Loss) Gain on Sale of Oil and Gas Properties.  The Fund did not record a loss or gain on sale of oil and gas properties during the three and nine months ended September 30, 2015.  During the three months ended September 30, 2014, the Fund recorded a loss on sale of oil and gas properties resulting from post-closing adjustments to the Raven Project sale price.  During the nine months ended September 30, 2014, the Fund recorded a gain on sale of oil and gas properties of $2.6 million related to the Raven Project. See “Business Update” for additional information regarding the sale.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2015 were $1.4 million, related to revenue received of $3.0 million, partially offset by operating expenses paid of $0.8 million and management fees of $0.7 million.

Cash flows provided by operating activities for the nine months ended September 30, 2014 were $4.7 million, related to revenue received of $6.5 million, partially offset by operating expenses paid of $0.9 million, management fees of $0.7 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2015 were $3.4 million, related to capital expenditures for oil and gas properties of $3.0 million and investments in the salvage fund of $0.4 million.

Cash flows used in investing activities for the nine months ended September 30, 2014 were $1.8 million, primarily related to capital expenditures for oil and gas properties of $4.6 million, partially offset by proceeds from the sale of the Raven Project of $2.7 million.

Financing Cash Flows
Cash flows provided by financing activities for the nine months ended September 30, 2015 were $0.6 million, related to proceeds from long-term borrowings of $1.7 million, partially offset by manager and shareholder distributions totaling $1.0 million.

Cash flows used in financing activities for the nine months ended September 30, 2014 were $6.5 million, related to manager and shareholder distributions, of which $1.8 million was related to the distribution of the proceeds from the sale of the Raven Project.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2015, the Fund had one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $11.1 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure.  See “Liquidity Needs” below for additional information.

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

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $14.0 million (which include asset retirement obligations for the Fund’s projects of $4.1 million and projected interest costs of $0.4 million for the Beta Project), of which $6.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $11.3 million at September 30, 2015. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

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

Credit Agreement
The Fund has entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2015, the Fund had borrowed $1.7 million under the Credit Agreement. As of December 31, 2014, the Fund had no borrowings under the Credit Agreement. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 4 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Fund will not early adopt this new guidance and it will not have a significant impact on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	October 29, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)