Form 10-Q
period 2018-03-31
Ridgewood Energy W Fund LLC
filed 2018-05-11
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 11, 2018 there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,719	$2,056
Salvage fund	1,623	1,623
Production receivable	1,015	1,175
Other current assets	36	72
Total current assets	5,393	4,926
Salvage fund	768	699
Oil and gas properties:
Proved properties	43,565	42,646
Less: accumulated depletion and amortization	(24,697)	(23,119)
Total oil and gas properties, net	18,868	19,527
Total assets	$25,029	$25,152

Liabilities and Members' Capital
Current liabilities:
Due to operators	$574	$1,072
Accrued expenses	49	46
Current portion of long-term borrowings	3,051	3,051
Asset retirement obligations	1,623	1,623
Other current liabilities	60	60
Total current liabilities	5,357	5,852
Long-term borrowings	4,817	5,411
Asset retirement obligations	392	385
Total liabilities	10,566	11,648
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(7,964)	(7,964)
Retained earnings	9,120	8,730
Manager's total	1,156	766
Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(48,463)	(48,463)
Retained earnings	3,628	3,059
Shareholders' total	13,307	12,738
Total members' capital	14,463	13,504
Total liabilities and members' capital	$25,029	$25,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenue
Oil and gas revenue	$3,312	$2,039
Expenses
Depletion and amortization	1,578	1,713
Management fees to affiliate (Note 3)	225	225
Operating expenses	334	380
General and administrative expenses	48	43
Total expenses	2,185	2,361
Income (loss) from operations	1,127	(322)
Interest expense, net	(168)	(234)
Net income (loss)	$959	$(556)

Manager Interest
Net income	$390	$194

Shareholder Interest
Net income (loss)	$569	$(750)
Net income (loss) per share	$1,712	$(2,257)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2018	2017

Cash flows from operating activities
Net income (loss)	$959	$(556)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	1,578	1,713
Accretion expense	7	29
Amortization of debt discounts and deferred financing costs	-	35
Changes in assets and liabilities:
Decrease in production receivable	160	50
Decrease in other current assets	36	98
(Decrease) increase in due to operators	(48)	60
Increase in accrued expenses	3	183
Net cash provided by operating activities	2,695	1,612

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,369)	(823)
Increase in salvage fund	(69)	(1)
Net cash used in investing activities	(1,438)	(824)

Cash flows from financing activities
Repayment of long-term borrowings	(594)	-
Net cash used in financing activities	(594)	-

Net increase in cash and cash equivalents	663	788
Cash and cash equivalents, beginning of period	2,056	2,794
Cash and cash equivalents, end of period	$2,719	$3,582

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$169	$-

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$300	$1,087

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2017 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2017 Annual Report”) filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2017, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2017 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2018, except as noted below for revenue recognition.  See Note 2. “Impact of New Revenue Standard Adoption” for discussion of the Fund’s updated accounting policies related to revenue recognition for revenue from contracts with customers.

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

There were no impairments of oil and gas properties during each of the three months ended March 31, 2018 and 2017. Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on revenue recognition (“New Revenue Standard”), which provides for a single five-step model to be applied to all revenue contracts with customers.  In July 2015, the FASB issued a deferral of the effective date of the New Revenue Standard to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the New Revenue Standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the New Revenue Standard.  The New Revenue Standard may be applied either retrospectively or through the use of a modified-retrospective method. Under the New Revenue Standard, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with the Fund’s previous revenue recognition model.  The Fund adopted the New Revenue Standard using the modified retrospective method on January 1, 2018. See Note 2. “Impact of New Revenue Standard Adoption” for the required disclosures related to the impact of adopting this guidance and a discussion of the Fund’s updated policies related to revenue recognition for revenue from contracts with customers.

2.	Impact of New Revenue Standard Adoption

The Fund adopted the New Revenue Standard on January 1, 2018 using the modified retrospective method to all new contracts entered into after January 1, 2018 and all existing contracts for which all of the revenues has not been recognized under the previous revenue guidance as of December 31, 2017. Although the Fund did not identify changes to its revenue recognition that resulted in a cumulative adjustment to retained earnings on January 1, 2018, the adoption of the accounting guidance resulted in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the New Revenue Standard.

Revenue from Contracts with Customers
Oil and gas revenues are recognized at the point when control of oil and natural gas is transferred to the customers. Natural gas liquid (“NGL”) sales are included within gas sales. The Fund’s oil and natural gas generally is sold to its customers at prevailing market prices based on an index in which the prices are published, adjusted for pricing differentials, quality of the oil and pipeline allowances.

Oil and Gas Revenue
Generally, the Fund sells oil and natural gas under two types of agreements, which are common in the oil and gas industry. In the first type of agreement, or a netback agreement, the Fund receives a price, net of pricing differentials as well as transportation expense incurred by the customer and the Fund records revenue at the wellhead at the net price received where control transfers to the customer. In the second type of agreement, the Fund delivers oil and natural gas to the customer at a contractually agreed-upon delivery point where the customer takes control. The Fund pays a third-party to transport the oil and natural gas and receives a specific market price from the customer net of pricing adjustments. The Fund records the transportation expense within operating expenses in the statements of operations.

Under the Fund’s natural gas processing contracts, the Fund delivers natural gas to a midstream processing company at the inlet of the midstream processing company’s facility. The midstream processing company gathers and processes the natural gas and remits the proceeds to the Fund for the sale of NGLs. In this type of arrangement, the Fund evaluates whether it is the principal or agent in the transaction. For those contracts where the Fund concluded that it is the principal and the ultimate third-party purchaser is the customer, the Fund recognizes revenue on a gross basis, with transportation, gathering and processing fees recorded as an expense within operating expenses in the statements of operations.

In certain instances, the Fund may elect to take its residue gas and NGLs in-kind at the tailgate of the midstream company’s processing plant and subsequently market such volumes. Through its marketing process, the Fund delivers the residue gas and NGLs to the ultimate third-party customer at a contractually agreed-upon delivery point and receives a specified market price from the customer. In this arrangement, the Fund recognizes revenue when control transfers to the customer at the delivery point based on the market price received from the customer. The transportation, gathering and processing fees are recorded as expense within operating expenses in the statements of operations.

The Fund assesses the performance obligations promised in its oil and natural gas contracts based on each unit of oil and natural gas that will be transferred to its customer that are both capable of being distinct. The Fund satisfies its performance obligation when control transfers at a point in time when its customer is able to direct the use of, and obtain substantially all of the benefits from, the oil and natural gas delivered. Under each of the Fund’s oil and natural gas contracts, contract prices are variable and based on an index in which the prices are published, which fluctuate as a result of related industry variables, adjusted for pricing differentials, quality of the oil and pipeline allowances. However, uncertainty related to the oil and gas prices is resolved daily or monthly. Payments are received in the month following oil and natural gas production month. Adjustments that occur after delivery, such as quality bank adjustments, are reflected in revenue in the month payments are received.

Transaction price allocated to remaining performance obligations
Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas generally represents separate performance obligations, therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract balances
The Fund invoices customers once its performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s oil and natural gas contracts do not give rise to contract assets or liabilities under the New Revenue Standard. The receivables related to the Fund’s oil and gas revenue are included within “Production receivable” on the balance sheets.

Prior period performance obligations
The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date of production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has existing internal controls for its revenue estimation process and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant.

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments.  Management fees during each of the three months ended March 31, 2018 and 2017 were $0.2 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund.  The Fund did not pay distributions during the three months ended March 31, 2018 and 2017.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

4.	Credit Agreement – Beta Project Financing

As of March 31, 2018 and December 31, 2017, the Fund had borrowings of $7.9 million and $8.5 million, respectively, under the credit agreement. The loan bears interest at 8% compounded annually.  Principal and interest are repaid at the lesser of the monthly fixed amount of approximately $0.3 million or the Debt Service Cap amount as defined in the credit agreement, in no event later than December 31, 2020.  The loan may be prepaid by the Fund without premium or penalty.

There were no unamortized debt discounts and deferred financing costs as of March 31, 2018 and December 31, 2017. Amortization expense of unamortized debt discounts and deferred financing costs during the three months ended March 31, 2017 of $35 thousand was expensed and included on the statements of operations within “Interest expense, net”. There were no such amounts recorded during the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, there were no accrued interest costs outstanding. Interest costs during each of the three months ended March 31, 2018 and 2017 of $0.2 million were expensed and included on the statements of operations within “Interest expense, net”.

As additional consideration to the lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the lenders.  The Fund’s share of the lenders’ aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all the other participating funds managed by the Manager. Such ORRI will not become payable to the lenders until after the loan is repaid in full.  The credit agreement contains customary covenants, with which the Fund was in compliance as of March 31, 2018 and December 31, 2017.

5.	Commitments and Contingencies

Capital Commitments
As of March 31, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $6.0 million (which include asset retirement obligations for the Fund’s projects of $3.1 million), of which $3.6 million is expected to be spent during the next twelve months, related to the continued development of the Beta Project and the settlement of asset retirement obligations for certain of the Fund’s projects.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2018 and December 31, 2017, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Insurance Coverage
The Fund is subject to all risks inherent in the oil and natural gas business. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have a material adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the entities managed by the Manager.  Depending on the extent, nature and payment of claims made by the Fund or other entities managed by the Manager, yearly insurance coverage may be exhausted and become insufficient to cover a claim by the Fund in a given year.

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

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the revenue recognition for revenue from contracts with customers.  See Note 2 of “Notes to Unaudited Condensed Financial Statements” - “Impact of New Revenue Standard Adoption” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of the Fund’s updated accounting policies on revenue recognition upon adoption of the related new standard.

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

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results.  Declines in oil and natural gas commodity prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a volatile oil and natural gas commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production in 2016. The Fund has suspended distributions and continues to conserve cash to provide for the continued development of the Beta Project.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2018 and 2017 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the United States offshore waters in the Gulf of Mexico, is provided in the following table.  See “Liquidity Needs” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2018	Budget	Status
		(in thousands)
Producing Properties
Beta Project	3.0%	$26,501	$30,785
The Beta Project is expected to include the development of six wells.  Wells #1 and #2 commenced production in 2016.  Wells #3  and #4 commenced production in second  quarter 2017 and  third quarter 2017, respectively. Well #5 commenced production in first quarter 2018. Well #6, which began drilling in second quarter 2018, is expected to commence production in fourth quarter 2018. The Fund expects to spend $2.9 million for additional development costs and $1.4 million for asset retirement obligations.

Cobalt Project	5.0%	$2,368	$2,436
The Cobalt Project, a single-well project, commenced production in 2009.  The Fund went non-consent to a lease saving operation, which has not yet been performed by the operator. Once the recompletion work is performed, the Fund will no longer participate in the recompleted zone's revenue. The Fund expects to spend $0.1 million for asset retirement obligations.

Liberty Project	12.0%	$13,387	$14,974
The Liberty Project, a single-well project, commenced production in 2010.  The well, which was shut-in in late-June 2017 due to gas dehydration unit work, resumed production in late-September 2017.  The Fund expects to spend $1.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2018 and 2017, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2018	2017
	(in thousands)
Revenue
Oil and gas revenue	$3,312	$2,039
Expenses
Depletion and amortization	1,578	1,713
Management fees to affiliate	225	225
Operating expenses	334	380
General and administrative expenses	48	43
Total expenses	2,185	2,361
Income (loss) from operations	1,127	(322)
Interest expense, net	(168)	(234)
Net income (loss)	$959	$(556)

Overview.  The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2018 and 2017.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2018	2017
Number of wells producing	7	4
Total number of production days	458	347
Oil sales (in thousands of barrels)	50	40
Average oil price per barrel	$61	$45
Gas sales (in thousands of mcfs)	94	68
Average gas price per mcf	$3.17	$2.95

The production-related changes in the above table were primarily related to the commencement of production of three additional wells in the Beta Project coupled with the Liberty Project, which experienced increased production as a result of flowing the project’s current zone with the behind-pipe zone in third quarter 2017.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2018 was $3.3 million, an increase of $1.3 million from the three months ended March 31, 2017.  The increase was attributable to increased oil and gas prices totaling $0.8 million coupled with increased sales volume totaling $0.5 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended March 31, 2018 was $1.6 million, a decrease of $0.1 million from the three months ended March 31, 2017.  The decrease was attributable to a decrease in the average depletion rate totaling $0.6 million, partially offset by an increase in production volumes totaling $0.5 million. The decrease in the average depletion rate was primarily attributable to the onset of production of three additional wells in the Beta Project.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Management Fees to Affiliate.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. Such fee may be temporarily waived by the Manager to accommodate the Fund’s short-term commitments.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2018	2017
	(in thousands)
Lease operating expense	$269	$271
Insurance expense	40	42
Transportation and processing expense	12	7
Accretion expense	7	29
Workover expense and other	6	31
	$334	$380

Lease operating expense and transportation and processing expense, relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties.  Workover expense represents costs to restore or stimulate production of existing reserves.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $4.91 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2018, compared to $6.23 per BOE during the three months ended March 31, 2017.  The decrease was primarily attributable to the Beta Project, which has lower cost per BOE as compared to other projects due to the processing of production through its standalone facility. The production costs per BOE may decline over time as throughput increases from the project or other projects expected to tie-in to the facility.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the three months ended March 31, 2018 were $2.7 million, primarily related to revenue received of $3.5 million, partially offset by operating expenses of $0.3 million, management fees of $0.2 million and interest payments of $0.2 million.

Cash flows provided by operating activities during the three months ended March 31, 2017 were $1.6 million, primarily related to revenue received of $2.1 million, partially offset by management fees of $0.2 million, operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the three months ended March 31, 2018 were $1.4 million, related to capital expenditures for oil and gas properties of $1.4 million and investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the three months ended March 31, 2017 were $0.8 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities during the three months ended March 31, 2018 were $0.6 million, related to the repayment of long-term borrowings.

There were no cash flows from financing activities during the three months ended March 31, 2017.

Estimated Capital Expenditures

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering and through debt financing.  The Fund’s remaining capital has been fully allocated to its projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest.  See “Business Update” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the Fund’s current projects. See “Liquidity Needs” below for additional information.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, capital expenditures for its oil and gas properties and borrowing repayments.  Such needs are funded utilizing operating income and existing cash on-hand.

As of March 31, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $6.0 million (which include asset retirement obligations for the Fund’s projects of $3.1 million), of which $3.6 million is expected to be spent during the next twelve months, related to the continued development of the Beta Project and the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future, by amounts reserved to provide for its ongoing development costs, borrowing repayments, and funding its estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016 and September 15, 2017, the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto, collectively “Lenders”), that provided for an aggregate loan commitment to the Fund of approximately $9.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. As of March 31, 2018 and December 31, 2017, the Fund had borrowings of $7.9 million and $8.5 million, respectively, under the Credit Agreement.

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of March 31, 2018 and December 31, 2017.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2018 and December 31, 2017 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of March 31, 2018 and December 31, 2017, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2018.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	May 11, 2018	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2018	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)