Form 10-Q
period 2018-06-30
Ridgewood Energy W Fund LLC
filed 2018-08-14
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2018 there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$3,762	$2,056
Salvage fund	37	1,623
Production receivable	820	1,175
Other current assets	-	72
Total current assets	4,619	4,926
Salvage fund	2,423	699
Oil and gas properties:
Proved properties	44,586	42,646
Less: accumulated depletion and amortization	(26,205)	(23,119)
Total oil and gas properties, net	18,381	19,527
Total assets	$25,423	$25,152

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,226	$1,072
Accrued expenses	32	46
Current portion of long-term borrowings	2,932	3,051
Asset retirement obligations	37	1,623
Other current liabilities	60	60
Total current liabilities	4,287	5,852
Long-term borrowings	4,345	5,411
Asset retirement obligations	1,986	385
Total liabilities	10,618	11,648
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(7,964)	(7,964)
Retained earnings	9,408	8,730
Manager's total	1,444	766
Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(48,463)	(48,463)
Retained earnings	3,682	3,059
Shareholders' total	13,361	12,738
Total members' capital	14,805	13,504
Total liabilities and members' capital	$25,423	$25,152

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Oil and gas revenue	$2,642	$1,862	$5,954	$3,901
Expenses
Depletion and amortization	1,508	1,872	3,086	3,585
Management fees to affiliate (Note 3)	225	225	450	450
Operating expenses	349	355	683	735
General and administrative expenses	50	50	98	93
Total expenses	2,132	2,502	4,317	4,863
Income (loss) from operations	510	(640)	1,637	(962)
Interest expense, net	(168)	(234)	(336)	(468)
Net income (loss)	$342	$(874)	$1,301	$(1,430)

Manager Interest
Net income	$288	$169	$678	$363

Shareholder Interest
Net income (loss)	$54	$(1,043)	$623	$(1,793)
Net income (loss) per share	$163	$(3,137)	$1,875	$(5,393)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$1,301	$(1,430)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	3,086	3,585
Accretion expense	13	58
Amortization of debt discounts and deferred financing costs	-	70
Changes in assets and liabilities:
Decrease in production receivable	355	175
Decrease in other current assets	72	137
(Decrease) increase in due to operators	(121)	22
Decrease in accrued expenses	(14)	(132)
Net cash provided by operating activities	4,692	2,485

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,663)	(2,484)
Increase in salvage fund	(138)	(1)
Net cash used in investing activities	(1,801)	(2,485)

Cash flows from financing activities
Repayment of long-term borrowings	(1,185)	-
Net cash used in financing activities	(1,185)	-

Net increase in cash and cash equivalents	1,706	-
Cash and cash equivalents, beginning of period	2,056	2,794
Cash and cash equivalents, end of period	$3,762	$2,794

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$340	$526

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$1,025	$238

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

The Manager has direct and exclusive control over the management of the Fund’s operations. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations, the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects. In addition, the Manager provides office space, equipment and facilities and other services necessary for the Fund’s operations. The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. See Notes 3, 4 and 5.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2017 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2018, except as noted below for revenue recognition. See Note 2. “Revenue Recognition” for discussion of the Fund’s updated accounting policies related to revenue recognition for revenue from contracts with customers.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of the assets may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the assets at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to estimated fair value, which is determined using a valuation technique that considers both market and income approaches and using Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2018 and 2017. Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on revenue recognition (“New Revenue Standard”), which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the New Revenue Standard to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the New Revenue Standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the New Revenue Standard. The New Revenue Standard may be applied either retrospectively or through the use of a modified-retrospective method. Under the New Revenue Standard, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with the Fund’s previous revenue recognition model. The Fund adopted the New Revenue Standard using the modified retrospective method on January 1, 2018. See Note 2. “Revenue Recognition” for the required disclosures related to the impact of adopting this guidance and a discussion of the Fund’s updated policies related to revenue recognition for revenue from contracts with customers.

2.            Revenue Recognition

The Fund adopted the New Revenue Standard on January 1, 2018 using the modified retrospective method for all new contracts entered into after January 1, 2018 and all existing contracts for which revenues have not been recognized under the previous revenue guidance as of December 31, 2017. Although the Fund did not identify changes to its revenue recognition that resulted in a cumulative adjustment to retained earnings on January 1, 2018, the adoption of the accounting guidance resulted in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the New Revenue Standard.

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

Oil and Gas Revenue

Generally, the Fund sells oil and natural gas under two types of agreements, which are common in the oil and gas industry. In the first type of agreement, or a netback agreement, the Fund receives a price, net of pricing differentials as well as transportation expense incurred by the customer, and the Fund records revenue at the wellhead at the net price received where control transfers to the customer. In the second type of agreement, the Fund delivers oil and natural gas to the customer at a contractually agreed-upon delivery point where the customer takes control. The Fund pays a third-party to transport the oil and natural gas and receives a specific market price from the customer net of pricing adjustments. The Fund records the transportation expense within operating expenses in the statements of operations.

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

The Fund assesses the performance obligations promised in its oil and natural gas contracts based on each unit of oil and natural gas that will be transferred to its customer because each unit is capable of being distinct. The Fund satisfies its performance obligation when control transfers at a point in time when its customer is able to direct the use of, and obtain substantially all of the benefits from, the oil and natural gas delivered. Under each of the Fund’s oil and natural gas contracts, contract prices are variable and based on an index in which the prices are published, which fluctuate as a result of related industry variables, adjusted for pricing differentials, quality of the oil and pipeline allowances. The use of index-based pricing with predictable differentials reduces the level of uncertainty related to oil and gas prices. Additionally, any variable consideration is not constrained. Payments are received in the month following the oil and natural gas production month. Adjustments that occur after delivery, such as quality bank adjustments, are reflected in revenue in the month payments are received.

Transaction price allocated to remaining performance obligations

Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation, therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer.

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

Prior period performance obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. There was no material revenue recognized in the current period from performance obligations satisfied in previous periods.

3.            Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and six months ended June 30, 2018 and 2017 were $0.2 million and $0.5 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. The Fund did not pay distributions during the three and six months ended June 30, 2018 and 2017.

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

4.            Credit Agreement – Beta Project Financing

On June 1, 2018, the Fund and other participating funds managed by the Manager, Rahr Energy Investments LLC, as administrative agent and lender (and other lenders that may become a party thereto, collectively “Lenders”), entered into a third amendment (the “Third Amendment”), effective as of September 1, 2018 (“Third Amendment Effective Date”), to the certain credit agreement, dated as of November 27, 2012 (as amended by the first amendment to credit agreement, dated September 30, 2016, and the second amendment to credit agreement and reaffirmation of waiver, dated September 15, 2017, the “Existing Credit Agreement”, and as amended by the Third Amendment, the “Credit Agreement”).

The Third Amendment extends the loan maturity from December 31, 2020 to December 31, 2022, revises the interest rate and requires a monthly payment amount based on a fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement, derived from the Beta Project. The fixed percentage and interest rate will be determined based on the Fund’s ratio of outstanding debt to working interest ownership in the Beta Project. Beginning on September 1, 2018 up to and including March 31, 2019, the Fund’s fixed percentage will be at a rate that is based on the ratio of outstanding debt to working interest determined at that time, as scheduled in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage will be the greater of (i) the rate determined on September 1, 2018 or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually and will be based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineers’ proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. Beginning on the Third Amendment Effective Date and thereafter until the loan is repaid in full, in no event later than December 31, 2022, the loan will bear interest at a rate that is based on the ratio of outstanding debt to working interest determined at that time, as scheduled in the Credit Agreement.

The Fund reviewed the terms of the Third Amendment and determined that the conditions have been met, pursuant to Accounting Standard Codification 470-50 Debt: Modification and Extinguishments (“ASC 470-50”) guidance, to treat the Third Amendment as a debt extinguishment in a non-troubled debt restructuring. Pursuant to ASC 470-50 guidance, the new debt instrument shall be initially recorded at fair value and a gain or loss on extinguishment of debt will be recognized.

As of June 30, 2018 and December 31, 2017, the Fund had borrowings of $7.3 million and $8.5 million, respectively, under the Existing Credit Agreement. The loan may be prepaid by the Fund without premium or penalty.

There were no unamortized debt discounts and deferred financing costs as of June 30, 2018 and December 31, 2017. Amortization expense during the three and six months ended June 30, 2017 of $35 thousand and $0.1 million, respectively, were expensed and included on the statements of operations within “Interest expense, net”. There were no such amounts recorded during the three and six months ended June 30, 2018.

As of June 30, 2018 and December 31, 2017, there were no accrued interest costs outstanding. Interest costs incurred during each of the three months ended June 30, 2018 and 2017 of $0.2 million were expensed and included on the statements of operations within “Interest expense, net”. Interest costs incurred during the six months ended June 30, 2018 and 2017 of $0.3 million and $0.4 million, respectively, were expensed and included on the statements of operations within “Interest expense, net”.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders. The Third Amendment fixes the Fund’s ORRI assigned to the Lenders at 8.16%. Such ORRI will not become payable to the Lenders until January 1, 2023. The Existing Credit Agreement contains customary covenants, with which the Fund was in compliance as of June 30, 2018 and December 31, 2017.

5.            Commitments and Contingencies

Capital Commitments

As of June 30, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $5.4 million (which include asset retirement obligations for the Fund’s projects of $3.1 million), of which $1.4 million is expected to be spent during the next twelve months, primarily related to the continued development of the Beta Project. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2018 and December 31, 2017, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

6.            Subsequent Events

On August 10, 2018, the Fund entered into a purchase and sale agreement (“PSA”) to sell a portion of the Fund’s working interest in the Beta Project to Walter Oil & Gas Corporation and Gordy Oil Company (collectively the “Buyers”) with an effective date of January 1, 2018. Certain other funds managed by the Manager were also parties to the PSA. The Fund has a 3.0% working interest in the Beta Project and sold a 0.11% working interest to the Buyers for a total purchase price of $1.0 million in cash, subject to purchase price and customary post-closing adjustments. The transaction closed on August 10, 2018 and the Fund received $0.9 million in cash, which included preliminary purchase price adjustments primarily related to the net cash flows from the effective date to the closing date.

The net carrying value of the working interest sold as of the closing date was approximately $0.7 million and the related asset retirement obligation was approximately $12 thousand. A gain to the Fund of approximately $0.3 million will be recognized in third quarter 2018, subject to customary post-closing adjustments. The proceeds from the sale are required to be utilized to repay a portion of the Existing Credit Agreement.

In conjunction with the sale and the repayment of the existing agreement, on August 10, 2018, the Fund and other participating funds managed by the Manager, entered into a fourth amendment (the “Fourth Amendment”) effective as of September 1, 2018 (“Fourth Amendment Effective Date”), to the Credit Agreement. The Fourth Amendment principally reduces the schedule of fixed percentage depending on the Fund’s ratio of outstanding debt to working interest ownership, which is the basis for the calculation of the monthly payment amount, and amends the interest calculation. The Fund is currently evaluating the impact of the Fourth Amendment on its financial statements.

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

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the revenue recognition for revenue from contracts with customers. See Note 2 of “Notes to Unaudited Condensed Financial Statements” - “Revenue Recognition” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of the Fund’s updated accounting policies on revenue recognition upon adoption of the related new standard.

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

Subsequent Events

On August 10, 2018, the Fund entered into a purchase and sale agreement (“PSA”) to sell a portion of the Fund’s working interest in the Beta Project to Walter Oil & Gas Corporation and Gordy Oil Company (collectively the “Buyers”) with an effective date of January 1, 2018. Certain other funds managed by the Manager were also parties to the PSA. The Fund has a 3.0% working interest in the Beta Project and sold a 0.11% working interest to the Buyers for a total purchase price of $1.0 million in cash, subject to purchase price and customary post-closing adjustments. The transaction closed on August 10, 2018 and the Fund received $0.9 million in cash, which included preliminary purchase price adjustments primarily related to the net cash flows from the effective date to the closing date.

The net carrying value of the working interest sold as of the closing date was approximately $0.7 million and the related asset retirement obligation was approximately $12 thousand. A gain to the Fund of approximately $0.3 million will be recognized in third quarter 2018, subject to customary post-closing adjustments. The proceeds from the sale are required to be utilized to repay a portion of the existing credit agreement.

In conjunction with the sale and repayment of the existing agreement, on August 10, 2018, the Fund and other participating funds managed by the Manager, entered into a fourth amendment (the “Fourth Amendment”) effective as of September 1, 2018 (“Fourth Amendment Effective Date”), to the credit agreement. The Fourth Amendment principally reduces the schedule of fixed percentage depending on the Fund’s ratio of outstanding debt to working interest ownership, which is the basis for the calculation of the monthly payment amount, and amends the interest calculation. The Fund is currently evaluating the impact of the Fourth Amendment on its financial statements.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a volatile oil and natural gas commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production in 2016. The Fund has suspended distributions and continues to conserve cash to provide for the continued development of the Beta Project.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2018 and 2017 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2018	Budget	Status
		(in thousands)
Producing Properties
Beta Project	3.0%	$27,520	$31,271	The Beta Project is expected to include the development of six wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in second quarter 2017 and third quarter 2017, respectively. Well #5 commenced production in first quarter 2018. Well #6, which began drilling in second quarter 2018, is expected to commence production in third quarter 2018. The Fund expects to spend $2.4 million for additional development costs and $1.4 million for asset retirement obligations.

On August 10, 2018, the Fund sold a portion of its working interest in the Beta Project. See “Subsequent Events” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2018 and 2017, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		(in thousands)
Revenue
Oil and gas revenue	$2,642	$1,862	$5,954	$3,901
Expenses
Depletion and amortization	1,508	1,872	3,086	3,585
Management fees to affiliate	225	225	450	450
Operating expenses	349	355	683	735
General and administrative expenses	50	50	98	93
Total expenses	2,132	2,502	4,317	4,863
Income (loss) from operations	510	(640)	1,637	(962)
Interest expense, net	(168)	(234)	(336)	(468)
Net income (loss)	$342	$(874)	$1,301	$(1,430)

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2018 and 2017. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Number of wells producing	6	5	7	5
Total number of production days	419	410	877	757
Oil sales (in thousands of barrels)	39	38	89	78
Average oil price per barrel	$65	$43	$62	$44
Gas sales (in thousands of mcfs)	67	65	177	138
Average gas price per mcf	$3.23	$2.92	$3.12	$2.94

The increases in the number of wells producing and production days primarily related to the commencement of production of two additional wells in the Beta Project. The increases in sales volume primarily related to the Liberty Project, which experienced increased production as a result of recompletion work in third quarter 2017. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2018 was $2.6 million, an increase of $0.8 million from the three months ended June 30, 2017. The increase was primarily attributable to increased oil and gas prices.

Oil and gas revenue during the six months ended June 30, 2018 was $6.0 million, an increase of $2.1 million from the six months ended June 30, 2017. The increase was attributable to increased oil and gas prices totaling $1.6 million coupled with increased sales volume totaling $0.6 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2018 was $1.5 million, a decrease of $0.4 million from the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in the average depletion rate.

Depletion and amortization during the six months ended June 30, 2018 was $3.1 million, a decrease of $0.5 million from the six months ended June 30, 2017. The decrease was attributable to a decrease in the average depletion rate totaling $1.1 million, partially offset by an increase in production volumes totaling $0.6 million.

The decreases in the average depletion rates were primarily attributable to lower cost of reserves from the Beta Project. See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Management Fees to Affiliate. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. Such fee may be temporarily waived by the Manager to accommodate the Fund’s short-term commitments.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Lease operating expense	$276	$244	$545	$515
Insurance expense	49	61	89	103
Transportation and processing expense	15	16	27	23
Accretion expense	6	29	13	58
Workover expense and other	3	5	9	36
	$349	$355	$683	$735

Lease operating expense and transportation and processing expense, relate to the Fund’s producing properties. Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties. Workover expense represents costs to restore or stimulate production of existing reserves.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $6.74 per barrel of oil equivalent (“BOE”) and $5.56 per BOE during the three and six months ended June 30, 2018, respectively, compared to $6.52 per BOE and $6.32 per BOE during the three and six months ended June 30, 2017, respectively.  The decrease in the average production cost per BOE during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to the Beta Project. The Beta Project has lower cost per BOE as compared to other projects due to the processing of production through its standalone facility. The production costs per BOE may decline over time as throughput increases from the project or other projects expected to tie-in to the facility.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2018 were $4.7 million, primarily related to revenue received of $6.3 million, partially offset by operating expenses of $0.7 million, management fees of $0.5 million, interest payments of $0.3 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2017 were $2.5 million, primarily related to revenue received of $4.1 million, partially offset by interest payments of $0.5 million, operating expenses of $0.5 million, management fees of $0.5 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2018 were $1.8 million, related to capital expenditures for oil and gas properties of $1.7 million and investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the six months ended June 30, 2017 were $2.5 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2018 were $1.2 million, related to the repayment of long-term borrowings.

There were no cash flows from financing activities during the six months ended June 30, 2017.

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

As of June 30, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $5.4 million (which include asset retirement obligations for the Fund’s projects of $3.1 million), of which $1.4 million is expected to be spent during the next twelve months, primarily related to the continued development of the Beta Project. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Credit Agreement

On June 1, 2018, the Fund and other participating funds managed by the Manager, Rahr Energy Investments LLC, as administrative agent and lender (and other lenders that may become a party thereto, collectively “Lenders”), entered into a third amendment (the “Third Amendment”), effective as of September 1, 2018 (“Third Amendment Effective Date”), to the certain credit agreement, dated as of November 27, 2012 (as amended by the first amendment to credit agreement, dated September 30, 2016, and the second amendment to credit agreement and reaffirmation of waiver, dated September 15, 2017, the “Existing Credit Agreement”, and as amended by the Third Amendment, the “Credit Agreement”). The Existing Credit Agreement provided for an aggregate loan commitment to the Fund of approximately $9.4 million to provide capital towards the funding of the Fund’s share of development costs on the Beta Project. As of June 30, 2018 and December 31, 2017, the Fund had borrowings of $7.3 million and $8.5 million, respectively, under the Existing Credit Agreement.

The Third Amendment extends the loan maturity from December 31, 2020 to December 31, 2022, revises the interest rate and requires a monthly payment amount based on a fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement, derived from the Beta Project. The fixed percentage and interest rate will be determined based on the Fund’s ratio of outstanding debt to working interest ownership in the Beta Project. Beginning on September 1, 2018 up to and including March 31, 2019, the Fund’s fixed percentage will be at a rate that is based on the ratio of outstanding debt to working interest determined at that time, as scheduled in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage will be the greater of (i) the rate determined on September 1, 2018 or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually and will be based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineers’ proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. Beginning on the Third Amendment Effective Date and thereafter until the loan is repaid in full, in no event later than December 31, 2022, the loan will bear interest at a rate that is based on the ratio of outstanding debt to working interest determined at that time, as scheduled in the Credit Agreement. See “Subsequent Events” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for additional information.

The loan may be prepaid by the Fund without premium or penalty. As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders. The Third Amendment fixes the Fund’s ORRI assigned to the Lenders at 8.16%. Such ORRI will not become payable to the Lenders until January 1, 2023.

The Existing Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Existing Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Existing Credit Agreement. The Fund believes it is in compliance with all covenants under the Existing Credit Agreement as of June 30, 2018 and December 31, 2017.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2018 and December 31, 2017 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2018 and December 31, 2017, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2018.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Fund and Kathleen P. McSherry, Executive Vice President and
Chief Financial Officer of the Fund

Filed herewith

10.4	Third Amendment to Credit Agreement dated June 1, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 8-K filed on June 7, 2018

10.5

Fourth Amendment to Credit Agreement dated August 10, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto

Filed herewith

10.6	Purchase and Sale Agreement dated August 10, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, as Sellers and each individually a Seller and Walter Oil & Gas Corporation and Gordy Oil Company as Buyers and each individually a Buyer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY W FUND, LLC
Dated:	August 14, 2018	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 14, 2018	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

