Form 10-Q
period 2019-03-31
Ridgewood Energy W Fund LLC
filed 2019-05-10
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 10, 2019, there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,006	$4,194
Production receivable	941	874
Due from affiliate (Note 2)	27	89
Other current assets	44	87
Total current assets	4,018	5,244
Salvage fund	2,763	2,696
Oil and gas properties:
Proved properties	45,383	45,297
Less: accumulated depletion and amortization	(26,399)	(25,525)
Total oil and gas properties, net	18,984	19,772
Total assets	$25,765	$27,712

Liabilities and Members' Capital
Current liabilities:
Due to operators	$651	$1,286
Accrued expenses	43	46
Current portion of long-term borrowings	2,007	1,676
Total current liabilities	2,701	3,008
Long-term borrowings	3,328	3,965
Asset retirement obligations	2,173	2,164
Total liabilities	8,202	9,137
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(8,401)	(8,165)
Retained earnings	10,373	10,148
Manager's total	1,972	1,983
Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(50,939)	(49,600)
Retained earnings	8,388	8,050
Shareholders' total	15,591	16,592
Total members' capital	17,563	18,575
Total liabilities and members' capital	$25,765	$27,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenue
Oil and gas revenue	$2,073	$3,312
Other revenue	107	-
Total revenue	2,180	3,312
Expenses
Depletion and amortization	874	1,578
Management fees to affiliate (Note 2)	225	225
Operating expenses	350	334
General and administrative expenses	49	48
Total expenses	1,498	2,185
Income from operations	682	1,127
Interest expense, net	(119)	(168)
Net income	$563	$959

Manager Interest
Net income	$225	$390

Shareholder Interest
Net income	$338	$569
Net income per share	$1,018	$1,712

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	332.2918	$1,983	$16,592	$18,575
Distributions	-	(236)	(1,339)	(1,575)
Net income	-	225	338	563
Balances, March 31, 2019	332.2918	$1,972	$15,591	$17,563

	Three months ended March 31, 2018
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2017	332.2918	$766	$12,738	$13,504
Net income	-	390	569	959
Balances, March 31, 2018	332.2918	$1,156	$13,307	$14,463

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$563	$959
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	874	1,578
Accretion expense	9	7
Amortization of debt discounts	2	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(67)	160
Decrease in due from affiliate	62	-
Decrease in other current assets	43	36
Decrease in due to operators	(180)	(48)
(Decrease) increase in accrued expenses	(3)	3
Net cash provided by operating activities	1,303	2,695

Cash flows from investing activities
Capital expenditures for oil and gas properties	(541)	(1,369)
Increase in salvage fund	(67)	(69)
Net cash used in investing activities	(608)	(1,438)

Cash flows from financing activities
Repayments of long-term borrowings	(308)	(594)
Distributions	(1,575)	-
Net cash used in financing activities	(1,883)	(594)

Net (decrease) increase in cash and cash equivalents	(1,188)	663
Cash and cash equivalents, beginning of period	4,194	2,056
Cash and cash equivalents, end of period	$3,006	$2,719

Supplemental disclosure of cash flow information
Cash paid for interest	$122	$169

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$445	$300

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2018 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2018, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2018 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2019.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial instruments consist of cash and cash equivalents, production receivable, due from affiliate, other current assets, salvage fund, due to operators, accrued expenses and long-term debt. Except for long-term debt, the carrying amounts of these instruments approximate fair value due to their short-term nature.

The Fund’s long-term debt is valued using an income approach and classified as Level 3 in the fair value hierarchy. The fair value of long-term debt is estimated by discounting future cash payments of principal and interest to a present value amount using a market yield for debt instruments with similar terms, maturities and credit ratings. The Fund also applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

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

Revenue Recognition

Oil and gas revenues are recognized at the point when control of oil and natural gas is transferred to the customers. Natural gas liquid sales are included within gas sales. The Fund’s oil and natural gas generally is sold to its customers at prevailing market prices based on an index in which the prices are published, adjusted for pricing differentials, quality of oil and pipeline allowances. Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer. The Fund invoices customers once its performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s oil and natural gas contracts do not give rise to contract assets or liabilities. The receivables related to the Fund’s oil and gas revenue are included within “Production receivable” on the balance sheets.

Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties. The Fund simply earns a fee for its services and recognizes these fees as revenue at the time its performance obligations are satisfied as the control of oil and natural gas is never transferred to the Fund, thus there are no unsatisfied performance obligations. The Fund’s project operator performs joint interest billing once the performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties does not give rise to contract assets or liabilities. The receivables related to the Fund’s proportionate share of revenue from an affiliate are included within “Due from affiliate” on the Fund’s balance sheets. The receivables related to the Fund’s proportionate share of revenue from third parties are presented as a reduction from “Due to operator” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund when the operator performs the joint interest billing of the lease operating expenses due from the Fund.

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue have not been significant. For the period ending March 31, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods is not significant.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of the assets may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the assets at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using valuation techniques that include both market and income approaches and use Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

There were no impairments of oil and gas properties during each of the three months ended March 31, 2019 and 2018. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas commodity prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

In February 2016, the FASB issued accounting guidance on leases as amended on January 2018 and July 2018, which requires an entity to recognize all lease assets and liabilities with a term greater than one year on the balance sheet, disclose key quantitative and qualitative information about leasing arrangements, and permits an entity not to evaluate existing or expired land easements that were not previously assessed under the existing lease guidance. The accounting guidance does not apply to leases of mineral rights to explore for or use of oil and natural gas. The accounting guidance was effective for the Fund beginning January 1, 2019. Although the Fund, as a non-operator, does not enter into lease agreements to support its operations, the Fund completed its evaluation of existing contracts that may have a lease impact and embedded lease features to determine the contracts to which the new guidance applies. Based on this evaluation, the Fund determined its existing contracts did not meet the definition of leases under the new accounting guidance and therefore, did not qualify for lease accounting.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three months ended March 31, 2019 and 2018 were $0.2 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2019 were $0.2 million. The Fund did not pay distributions during the three months ended March 31, 2018.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

During 2016, the Fund and other third-party working interest owners in the Beta Project entered into a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”), and other third-party working interest owners in the Claiborne Project. Institutional Fund II is an entity that is managed by the Fund’s Manager. During the three months ended March 31, 2019, the Fund earned $27 thousand representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statements of operations. There were no such amounts recorded during the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, the Fund’s receivables of $27 thousand and $0.1 million related to the Fund’s proportionate share of revenue from Institutional Fund II are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. The revenue received from the PHA will be utilized by the Fund to repay a portion of the long-term debt outstanding under its credit agreement until the loan is repaid in full, in no event later than December 31, 2022.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Credit Agreement – Beta Project Financing

As of March 31, 2019 and December 31, 2018, the Fund had outstanding borrowings of $5.4 million and $5.7 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of March 31, 2019, the estimated fair value of the debt was $5.3 million.

The Credit Agreement bears interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. As of March 31, 2019, the Fund’s fixed percentage is 30%, which was based on the Fund’s ratio of outstanding debt to working interest ownership in the Beta Project determined on September 1, 2018 as scheduled in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage will be the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and each April 1st thereafter, and will be based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. As of April 1, 2019, the Fixed Reassessment Percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. Pursuant to the Credit Agreement, the Fund also agreed to convey a fixed percentage of 8.16% overriding royalty interest in its working interest in the Beta Project to the lenders, which will become payable to the lenders on January 1, 2023.

As of March 31, 2019 and December 31, 2018, the unamortized debt discounts related to the Credit Agreement of $24 thousand and $26 thousand, respectively, were presented as a reduction of “Long-term borrowings” on the balance sheets. Amortization expense during the three months ended March 31, 2019 of $2 thousand was included on the statements of operations within “Interest expense, net”. There were no such amounts recorded during the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, there were no accrued interest costs outstanding. Interest costs incurred during the three months ended March 31, 2019 and 2018 of $0.1 million and $0.2 million, respectively, were included on the statements of operations within “Interest expense, net”.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of March 31, 2019 and December 31, 2018.

4.	Commitments and Contingencies

Capital Commitments

As of March 31, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $4.5 million (which include asset retirement obligations for the Fund’s projects of $3.0 million), of which $0.3 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2019 and December 31, 2018, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the NTL. As of March 31, 2019, the BOEM has not completed its review nor has the NTL been enforced.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2019 and 2018 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2019	Budget	Status
(in thousands)
Producing Properties
Beta Project	2.89%	$28,331	$31,181	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in first quarter 2018 and third quarter 2018, respectively. Well #7 commenced production in first quarter 2019. The Fund expects to spend $1.6 million for additional development costs and $1.3 million for asset retirement obligations.

Liberty Project	12.0%	$13,387	$14,974	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $1.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2019 and 2018, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2019	2018
	(in thousands)
Revenue
Oil and gas revenue	$2,073	$3,312
Other revenue	107	-
Total revenue	2,180	3,312
Expenses
Depletion and amortization	874	1,578
Management fees to affiliate	225	225
Operating expenses	350	334
General and administrative expenses	49	48
Total expenses	1,498	2,185
Income from operations	682	1,127
Interest expense, net	(119)	(168)
Net income	$563	$959

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2019 and 2018. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2019	2018
Number of wells producing	8	7
Total number of production days	643	458
Oil sales (in thousands of barrels)	34	50
Average oil price per barrel	$58	$61
Gas sales (in thousands of mcfs)	57	94
Average gas price per mcf	$2.51	$3.17

The increases in the number of wells producing and production days were primarily related to the commencement of production of two wells in the Beta Project, one well during third quarter 2018 and one well during first quarter 2019. The decreases in oil and gas sales volumes were primarily related to the Liberty Project, which experienced shut-in during first quarter 2019 due to mechanical work. The decreases were also impacted by the partial sale of working interest in the Beta Project during third quarter 2018 coupled with periodic shut-ins during first quarter 2019 due to certain drilling and completion operations performed at the Beta Project’s production facility. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2019 was $2.1 million, a decrease of $1.2 million from the three months ended March 31, 2018. The decrease was attributable to decreased sales volume totaling $1.1 million coupled with decreased oil and gas prices totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties. There were no such amounts recorded during the three months ended March 31, 2018.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2019 was $0.9 million, a decrease of $0.7 million from the three months ended March 31, 2018. The decrease was attributable to a decrease in production volumes totaling $0.5 million coupled with a decrease in the average depletion rate totaling $0.2 million. The decrease in the average depletion rate was primarily attributable to lower cost of reserves from the Liberty Project. Depletion and amortization was also impacted by the partial sale of working interest in the Beta Project during third quarter 2018.

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

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2019	2018
	(in thousands)
Lease operating expense	$213	$269
Transportation and processing expense	65	12
Insurance expense	50	40
Accretion expense	9	7
Workover expense and other	13	6
	$350	$334

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.3 million ($7.56 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2019, compared to $0.3 million ($4.91 per BOE) during the three months ended March 31, 2018. Although production costs remained relatively consistent during first quarter 2019 compared to first quarter 2018, the production costs per BOE increased primarily due to the impact of ongoing costs for the Beta Project, which experienced decreased production volumes due to periodic shut-ins during first quarter 2019. See “Overview” above for factors that impact oil and natural gas production.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Expense, Net. Interest expense, net is comprised of interest expense and amortization of debt discounts related to the Fund’s long-term borrowings (see “Liquidity Needs - Credit Agreement” below for additional information), and interest income earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2019 were $1.3 million, primarily related to revenue received of $2.1 million, partially offset by operating expenses of $0.4 million, management fees of $0.2 million, interest payments of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2018 were $2.7 million, primarily related to revenue received of $3.5 million, partially offset by operating expenses of $0.3 million, management fees of $0.2 million and interest payments of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2019 were $0.6 million, related to capital expenditures for oil and gas properties of $0.5 million and investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the three months ended March 31, 2018 were $1.4 million, related to capital expenditures for oil and gas properties of $1.4 million and investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2019 were $1.9 million, related to manager and shareholder distributions of $1.6 million and the repayments of long-term borrowings of $0.3 million.

Cash flows used in financing activities during the three months ended March 31, 2018 were $0.6 million, related to the repayments of long-term borrowings.

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

As of March 31, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $4.5 million (which include asset retirement obligations for the Fund’s projects of $3.0 million), of which $0.3 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Credit Agreement

As of March 31, 2019 and December 31, 2018, the Fund had outstanding borrowings of $5.4 million and $5.7 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

The Credit Agreement bears interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. The Fund’s fixed percentage is 30%, which was based on the Fund’s ratio of outstanding debt to working interest ownership in the Beta Project determined on September 1, 2018, as scheduled in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage will be the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and every April 1st thereafter, and will be based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. As of April 1, 2019, the Fixed Reassessment Percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. The Credit Agreement also provides for a fixed percentage of 8.16% overriding royalty interest to the lenders, which will become payable to the lenders in January 2023.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of March 31, 2019 and December 31, 2018.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2019 and December 31, 2018 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of March 31, 2019 and December 31, 2018, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2019.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC

Dated:	May 10, 2019	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2019	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

