Form 10-Q
period 2020-03-31
Ridgewood Energy W Fund LLC
filed 2020-05-13
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

As of May 13, 2020, there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,499	$2,776
Salvage fund	70	-
Production receivable	590	1,120
Due from affiliate (Note 2)	18	24
Other current assets	34	68
Total current assets	3,211	3,988
Salvage fund	2,977	2,976
Oil and gas properties:
Proved properties	44,340	44,318
Less: accumulated depletion and amortization	(29,739)	(28,874)
Total oil and gas properties, net	14,601	15,444
Total assets	$20,789	$22,408

Liabilities and Members' Capital
Current liabilities:
Due to operators	$390	$574
Accrued expenses	43	48
Current portion of long-term borrowings	650	1,590
Asset retirement obligations	70	-
Other current liabilities	-	289
Total current liabilities	1,153	2,501
Long-term borrowings	2,329	1,695
Asset retirement obligations	2,200	2,258
Total liabilities	5,682	6,454
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(9,131)	(8,988)
Retained earnings	11,256	11,108
Manager's total	2,125	2,120
Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(55,077)	(54,266)
Retained earnings	9,917	9,958
Shareholders' total	12,982	13,834
Total members' capital	15,107	15,954
Total liabilities and members' capital	$20,789	$22,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenue
Oil and gas revenue	$1,685	$2,073
Other revenue	75	107
Total revenue	1,760	2,180
Expenses
Depletion and amortization	865	874
Operating expenses	447	350
Management fees to affiliate (Note 2)	225	225
General and administrative expenses	52	49
Total expenses	1,589	1,498
Income from operations	171	682
Interest expense, net	(64)	(119)
Net income	$107	$563

Manager Interest
Net income	$148	$225

Shareholder Interest
Net (loss) income	$(41)	$338
Net (loss) income per share	$(123)	$1,018

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	332.2918	$2,120	$13,834	$15,954
Distributions	-	(143)	(811)	(954)
Net income (loss)	-	148	(41)	107
Balances, March 31, 2020	332.2918	$2,125	$12,982	$15,107

	Three months ended March 31, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	332.2918	$1,983	$16,592	$18,575
Distributions	-	(236)	(1,339)	(1,575)
Net income	-	225	338	563
Balances, March 31, 2019	332.2918	$1,972	$15,591	$17,563

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities
Net income	$107	$563
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	865	874
Accretion expense	12	9
Amortization of debt discounts	1	2
Changes in assets and liabilities:
Decrease (increase) in production receivable	530	(67)
Decrease in due from affiliate	6	62
Decrease in other current assets	34	43
Decrease in due to operators	(188)	(180)
Decrease in accrued expenses	(5)	(3)
Decrease in other current liabilities	(289)	-
Net cash provided by operating activities	1,073	1,303

Cash flows from investing activities
Capital expenditures for oil and gas properties	(18)	(541)
Increase in salvage fund	(71)	(67)
Net cash used in investing activities	(89)	(608)

Cash flows from financing activities
Repayments of long-term borrowings	(307)	(308)
Distributions	(954)	(1,575)
Net cash used in financing activities	(1,261)	(1,883)

Net decrease in cash and cash equivalents	(277)	(1,188)
Cash and cash equivalents, beginning of period	2,776	4,194
Cash and cash equivalents, end of period	$2,499	$3,006

Supplemental disclosure of cash flow information
Cash paid for interest	$71	$122

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$12	$445

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2019 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2019 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2019, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2019 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2020.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial assets and liabilities consist of cash and cash equivalents, salvage fund, production receivable, due from affiliate, other current assets, due to operators, accrued expenses, long-term debt and other current liabilities. Except for long-term debt, the carrying amounts of these financial assets and liabilities approximate fair value due to their short-term nature.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During the three months ended March 31, 2020 and 2019, revenue recognized from performance obligations satisfied in previous periods was not significant.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of the oil and gas properties may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the oil and gas properties at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the oil and gas properties is written down to fair value, which is determined using valuation techniques that include both market and income approaches and use Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

During first quarter 2020, there has been a significant decline in oil and natural gas commodity prices primarily due to the Coronavirus (“COVID-19”) pandemic. The Fund determined the decline in oil prices was a triggering event requiring the Fund to evaluate recoverability of its oil and gas properties. The Fund performed an asset recoverability assessment for its oil and gas properties as of March 31, 2020. Based on its assessment, the Fund determined its oil and gas properties were not impaired during the three months ended March 31, 2020. There were no impairments during the three months ended March 31, 2019.

Declines in oil and natural gas commodity prices may not only impact the fair value of the Fund’s oil and gas properties but could also reduce the quantities of reserves that are commercially recoverable and could result in impairment. The Fund is unable to predict the amount of future reserve revisions at this time, however, if oil and natural gas commodity prices continue to decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on fair value measurement, which adds, among other things, disclosure requirements for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This accounting guidance is effective for the Fund in the first quarter 2020 with early adoption permitted. The Fund adopted this accounting guidance on January 1, 2020 and the adoption did not have a material impact on the Fund’s financial statements.

In June 2016, the FASB issued accounting guidance on measurement of credit losses, which introduces, among other things, a new expected loss impairment model that applies to most financial assets measured at amortized cost and certain other instruments including trade and other receivables and other financial assets. Under the new accounting guidance, entities are required to estimate expected credit loss over the life of financial assets and record an allowance against the asset’s amortized cost basis to present the financial asset at the amount expected to be collected. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The accounting guidance and the most recent update issued in February 2020 are effective for the Fund in the first quarter of 2023 with early adoption permitted. The Fund early adopted this accounting guidance and related updates prospectively on January 1, 2020 and the adoption did not result in a cumulative adjustment to retained earnings on January 1, 2020.

The Fund is exposed to credit losses through the sales of oil and natural gas to customers. However, the Fund only sells to a small number of major oil and gas companies that have investment grade credit ratings.  Based on historical collection experience, current and future economic and market conditions and a review of the current status of customers' production receivables, the Fund has not recorded an expected loss allowance as there are no past due receivable balances or projected credit losses.  The Fund considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined based on the composition of its customer base, there was no related credit loss impact.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three months ended March 31, 2020 and 2019 were $0.2 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2020 and 2019 were $0.1 million and $0.2 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund and other third-party working interest owners in the Beta Project are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”), and other third-party working interest owners in the Claiborne Project. Institutional Fund II is an entity that is managed by the Fund’s Manager. During the three months ended March 31, 2020 and 2019, the Fund earned $19 thousand and $27 thousand, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statements of operations. As of March 31, 2020 and December 31, 2019, the Fund’s receivables of $18 thousand and $24 thousand, respectively, related to the Fund’s proportionate share of revenue from Institutional Fund II are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. The revenue received from the PHA is utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below) until the loan is repaid in full, in no event later than December 31, 2022.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Credit Agreement – Beta Project Financing

As of March 31, 2020 and December 31, 2019, the Fund had outstanding borrowings of $3.0 million and $3.3 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of March 31, 2020, the estimated fair value of the debt was $2.4 million.

Borrowings under the Credit Agreement bear interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and each April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan of December 31, 2022. As of April 1, 2020, the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. Pursuant to the Credit Agreement, the Fund also agreed to convey a fixed percentage of 8.16% overriding royalty interest in its working interest in the Beta Project to the lenders, which will become payable to the lenders on January 1, 2023.

As of March 31, 2020 and December 31, 2019, the unamortized debt discounts related to the loan of $18 thousand and $19 thousand, respectively, were presented as a reduction of “Long-term borrowings” on the Fund’s balance sheets. Amortization expense during the three months ended March 31, 2020 and 2019 of $1 thousand and $2 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net”. As of March 31, 2020 and December 31, 2019, there were no accrued interest costs outstanding. Interest costs incurred during each of the three months ended March 31, 2020 and 2019 of $0.1 million were included on the Fund’s statements of operations within “Interest expense, net”.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of March 31, 2020 and December 31, 2019.

4.	Commitments and Contingencies

Capital Commitments

As of March 31, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $4.4 million (which include asset retirement obligations for the Fund’s projects of $3.0 million), of which $0.6 million is expected to be spent during the next twelve months primarily related to the recompletion work for the Beta Project. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

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

Impact from COVID-19

The extent of the impact of the COVID-19 pandemic on the Fund’s financial position, results of operations and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions and the impact of COVID-19 on oil and natural gas commodity prices, financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. Lower oil and gas prices may reduce the amount of oil and gas products which can be economically produced. If the financial markets and/or the overall economy are impacted for an extended period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2020 and December 31, 2019, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of March 31, 2020, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Developments

In March 2020, the World Health Organization recognized the novel strain of coronavirus (“COVID-19”) as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war”, caused oil prices to collapse. Although on April 12, 2020, OPEC and Russia agreed to reduce production by approximately 9.7 million barrels per day in May and June 2020, the COVID-19 pandemic, the initial oil price war and significant oil demand destruction as a result of world-wide government ordered lock-downs have pushed oil prices to their lowest level in the past several years.

Although the extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the Fund anticipates that this period of extremely low oil and natural gas commodity prices will negatively impact cash flow generated by the Beta Project, which will impact distributions. However, because the Fund owns the Beta Project with little debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. However, if oil and natural gas commodity prices and the overall economy are further impacted by the COVID-19 pandemic, the Fund, its operators and other working interest partners’ financial performance results may be adversely impacted, which could significantly affect the Fund’s liquidity and expected operating results.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first quarter 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2020 and 2019 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	weather conditions;

•	economic conditions, including demand for petroleum-based products;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war, terrorism, political unrest, or health epidemics (such as the global COVID-19 pandemic in early 2020);

•	continued social distancing and other measures implemented due to COVID-19 pandemic, which results in a decrease in demand in oil and natural gas prices and operation decisions such as well shut-ins;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2020	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.89%	$27,234	$29,957	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in first quarter 2019. The Fund expects to spend $1.4 million for additional development costs and $1.3 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	12.0%	$13,387	$14,974	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. The Fund expects to spend $1.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2020 and 2019, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2020	2019
	(in thousands)
Revenue
Oil and gas revenue	$1,685	$2,073
Other revenue	75	107
Total revenue	1,760	2,180
Expenses
Depletion and amortization	865	874
Operating expenses	447	350
Management fees to affiliate	225	225
General and administrative expenses	52	49
Total expenses	1,589	1,498
Income from operations	171	682
Interest expense, net	(64)	(119)
Net income	$107	$563

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2020 and 2019. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2020	2019
Number of wells producing	8	8
Total number of production days	628	643
Oil sales (in thousands of barrels)	34	34
Average oil price per barrel	$46	$58
Gas sales (in thousands of mcfs)	68	57
Average gas price per mcf	$1.45	$2.51

The decrease in production days was primarily attributable to a fully depleted well that produced nominal amounts during first quarter 2019. This was partially offset by an increase in production days from the Liberty Project, which was shut-in during first quarter 2019. The increase in gas sales volume was primarily related to the Beta Project, which experienced steady production during first quarter 2020 after periodic shut-ins during 2019. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2020 was $1.7 million, a decrease of $0.4 million from the three months ended March 31, 2019. The decrease was primarily attributable to decreased oil and gas prices totaling $0.5 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties.

Depletion and Amortization. Depletion and amortization during each of the three months ended March 31, 2020 and 2019 was $0.9 million. Depletion and amortization rates were relatively consistent during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers. Reserves estimates may also be impacted by significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic, which could result in higher depletion rates.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2020	2019
	(in thousands)
Lease operating expense	$246	$213
Workover expense	81	14
Transportation and processing expense	72	65
Insurance expense	36	50
Accretion expense and other	12	8
	$447	$350

Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Workover expense represents costs to restore or stimulate production of existing reserves. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.4 million ($7.86 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2020, compared to $0.3 million ($7.56 per BOE) during the three months ended March 31, 2019. Production costs and production costs per BOE were relatively consistent during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. See “Overview” above for factors that impact oil and natural gas production.

Management Fees to Affiliate. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, is paid monthly to the Manager. All or a portion of such fee may be temporarily waived by the Manager to accommodate the Fund’s short-term commitments.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2020 were $1.1 million, primarily related to revenue received of $2.1 million, partially offset by operating expenses of $0.4 million, the payment of $0.3 million related to the Fund’s proportionate share of a settlement for litigation between the Beta Project’s operator and a third-party, management fees of $0.2 million, interest payments of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2019 were $1.3 million, primarily related to revenue received of $2.1 million, partially offset by operating expenses of $0.4 million, management fees of $0.2 million, interest payments of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2020 were $0.1 million, primarily related to investments in the salvage fund.

Cash flows used in investing activities during the three months ended March 31, 2019 were $0.6 million, related to capital expenditures for oil and gas properties of $0.5 million and investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2020 were $1.3 million, related to manager and shareholder distributions of $1.0 million and the repayments of long-term borrowings of $0.3 million.

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

As of March 31, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $4.4 million (which include asset retirement obligations for the Fund’s projects of $3.0 million), of which $0.6 million is expected to be spent during the next twelve months primarily related to the recompletion work for the Beta Project. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive all or a portion of the management fee at its own discretion.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts reserved to provide for the borrowing repayments for the Credit Agreement (defined below) and funding of estimated asset retirement obligations. Distributions may also be impacted by the significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic and price war.

Credit Agreement

As of March 31, 2020 and December 31, 2019, the Fund had outstanding borrowings of $3.0 million and $3.3 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

Borrowings under the Credit Agreement bear interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and every April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan of December 31, 2022. As of April 1, 2020, the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. The Credit Agreement also provides for a fixed percentage of 8.16% overriding royalty interest to the lenders, which will become payable to the lenders in January 2023.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warranties and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of March 31, 2020 and December 31, 2019.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2020 and December 31, 2019 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of March 31, 2020 and December 31, 2019, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2020.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic. The Fund’s management is continually monitoring and assessing the COVID-19 pandemic on the Fund’s internal controls to minimize the impact on their design and operating effectiveness.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	May 13, 2020	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2020	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

