Form 10-Q
period 2020-09-30
Ridgewood Energy W Fund LLC
filed 2020-11-09
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 9, 2020, there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,351	$2,776
Salvage fund	1,656	-
Production receivable	254	1,120
Due from affiliate (Note 3)	28	24
Other current assets	113	68
Total current assets	4,402	3,988
Salvage fund	1,526	2,976
Oil and gas properties:
Proved properties	44,362	44,318
Less: accumulated depletion and amortization	(31,056)	(28,874)
Total oil and gas properties, net	13,306	15,444
Total assets	$19,234	$22,408

Liabilities and Members' Capital
Current liabilities:
Due to operators	$153	$574
Accrued expenses	54	48
Current portion of long-term borrowings	886	1,590
Asset retirement obligations	1,656	-
Other current liabilities	-	289
Total current liabilities	2,749	2,501
Long-term borrowings	1,803	1,695
Asset retirement obligations	637	2,258
Total liabilities	5,189	6,454
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(9,140)	(8,988)
Retained earnings	11,311	11,108
Manager's total	2,171	2,120
Shareholders:
Capital contributions (625 shares authorized;
332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(55,126)	(54,266)
Retained earnings	8,858	9,958
Shareholders' total	11,874	13,834
Total members' capital	14,045	15,954
Total liabilities and members' capital	$19,234	$22,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Oil and gas revenue	$750	$2,453	$2,896	$7,153
Other revenue	175	99	344	316
Total revenue	925	2,552	3,240	7,469
Expenses
Depletion and amortization	621	966	2,182	2,780
Operating expenses	269	332	1,086	1,057
Management fees to affiliate (Note 3)	140	225	533	675
General and administrative expenses	46	65	143	191
Total expenses	1,076	1,588	3,944	4,703
(Loss) income from operations	(151)	964	(704)	2,766
Interest expense, net	(66)	(85)	(193)	(313)
Net (loss) income	$(217)	$879	$(897)	$2,453

Manager Interest
Net income	$65	$280	$203	$805

Shareholder Interest
Net (loss) income	$(282)	$599	$(1,100)	$1,648
Net (loss) income per share	$(850)	$1,802	$(3,311)	$4,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	332.2918	$2,120	$13,834	$15,954
Distributions	-	(143)	(811)	(954)
Net income (loss)	-	148	(41)	107
Balances, March 31, 2020	332.2918	$2,125	$12,982	$15,107
Net loss	-	(10)	(777)	(787)
Balances, June 30, 2020	332.2918	$2,115	$12,205	$14,320
Distributions	-	(9)	(49)	(58)
Net income (loss)	-	65	(282)	(217)
Balances, September 30, 2020	332.2918	$2,171	$11,874	$14,045

	Nine months ended September 30, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	332.2918	$1,983	$16,592	$18,575
Distributions	-	(236)	(1,339)	(1,575)
Net income	-	225	338	563
Balances, March 31, 2019	332.2918	$1,972	$15,591	$17,563
Distributions	-	(154)	(870)	(1,024)
Net income	-	300	711	1,011
Balances, June 30, 2019	332.2918	$2,118	$15,432	$17,550
Distributions	-	(233)	(1,323)	(1,556)
Net income	-	280	599	879
Balances, September 30, 2019	332.2918	$2,165	$14,708	$16,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities
Net (loss) income	$(897)	$2,453
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	2,182	2,780
Accretion expense	35	29
Amortization of debt discounts	5	5
Changes in assets and liabilities:
Decrease (increase) in production receivable	866	(289)
(Increase) decrease in due from affiliate	(4)	65
Increase in other current assets	(45)	(15)
Decrease in due to operators	(413)	(184)
Increase in accrued expenses	6	33
Decrease in other current liabilities	(289)	-
Net cash provided by operating activities	1,446	4,877

Cash flows from investing activities
Capital expenditures for oil and gas properties	(52)	(706)
Reimbursement from operator for capital expenditures	-	813
Increase in salvage fund	(206)	(209)
Net cash used in investing activities	(258)	(102)

Cash flows from financing activities
Repayments of long-term borrowings	(601)	(1,978)
Distributions	(1,012)	(4,155)
Net cash used in financing activities	(1,613)	(6,133)

Net decrease in cash and cash equivalents	(425)	(1,358)
Cash and cash equivalents, beginning of period	2,776	4,194
Cash and cash equivalents, end of period	$2,351	$2,836

Supplemental disclosure of cash flow information
Cash paid for interest	$200	$331

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$20

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2019 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2020.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and nine months ended September 30, 2020 and 2019, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

During first half of 2020, there had been a significant fluctuation in oil and natural gas commodity prices primarily due to the Coronavirus (“COVID-19”) pandemic. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.  The Fund is unable to predict the amount of future reserve revisions at this time, however, if oil and natural gas commodity prices are further impacted by the COVID-19 pandemic, it is possible that impairments of oil and gas properties will occur.

During third quarter 2020, the Beta Project experienced negative oil and natural gas reserves revisions primarily due to well performance and a steeper than anticipated production decline curve. As a result, the Fund determined that it had a triggering event requiring the Fund to evaluate recoverability of the Beta Project. The Fund performed an asset recoverability assessment for the Beta Project as of September 30, 2020 and based on this assessment, the Fund determined the Beta Project was not impaired during the three and nine months ended September 30, 2020. There were no impairments during the three and nine months ended September 30, 2019.

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

2.	Oil and Gas Properties

During 2019, the Fund, as well as other funds managed by the Manager that invested in the Beta Project, elected not to participate in the drilling of the 8th well proposed by Walter Oil and Gas Corporation. As a result, the Fund was due reimbursement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other third-party working interest owners for the 8th well. On July 17, 2019, the Fund and the other third-party working interest owners in the Beta Project agreed to a reimbursement to the Fund of $0.8 million, which was recorded as a reduction to oil and gas properties on the Fund’s balance sheet as of September 30, 2019 and presented as “Reimbursement from operator for capital expenditures” in the investing section of the Fund’s statement of cash flows for the nine months ended September 30, 2019. The amount received was utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement as defined below in Note 4. There was no such reimbursement during the nine months ended September 30, 2020.

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during the three and nine months ended September 30, 2020 were $0.1 million and $0.5 million, respectively. Management fees during the three and nine months ended September 30, 2019 were $0.2 million and $0.7 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2020 were $9 thousand and $0.2 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2019 were $0.2 million and $0.6 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund and other third-party working interest owners in the Beta Project are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”), and other third-party working interest owners in the Claiborne Project. Institutional Fund II is an entity that is managed by the Fund’s Manager. During the three and nine months ended September 30, 2020, the Fund earned $44 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statements of operations. During the three and nine months ended September 30, 2019, the Fund earned $25 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II. As of September 30, 2020 and December 31, 2019, the Fund’s receivables of $28 thousand and $24 thousand, respectively, related to the Fund’s proportionate share of revenue from Institutional Fund II are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. The revenue received from the PHA is utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below) until the loan is repaid in full, in no event later than December 31, 2022.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

4.	Credit Agreement – Beta Project Financing

As of September 30, 2020 and December 31, 2019, the Fund had outstanding borrowings of $2.7 million and $3.3 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of September 30, 2020, the estimated fair value of the debt was $2.6 million.

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

As of September 30, 2020 and December 31, 2019, the unamortized debt discounts related to the loan of $14 thousand and $19 thousand, respectively, were presented as a reduction of “Long-term borrowings” on the Fund’s balance sheets. Amortization expense during each of the three and nine months ended September 30, 2020 and 2019 of $2 thousand and $5 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net”. As of September 30, 2020 and December 31, 2019, there were no accrued interest costs outstanding. Interest costs incurred during the three and nine months ended September 30, 2020 of $0.1 million and $0.2 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”. Interest costs incurred during the three and nine months ended September 30, 2019 of $0.1 million and $0.3 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of September 30, 2020 and December 31, 2019.

5.	Commitments and Contingencies

Capital Commitments

As of September 30, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $4.4 million (which include asset retirement obligations for the Fund’s projects of $3.0 million), of which $2.3 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects and the recompletion work for the Beta Project. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

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

Impact from COVID-19

The extent of the impact of the COVID-19 pandemic on the Fund’s financial position, results of operations and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions and the impact of COVID-19 on oil and natural gas commodity prices, financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. Lower oil and gas prices may reduce the amount of oil and gas products which can be economically produced. Although the extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices negatively impacted cash flow generated by the Fund’s Beta Project. With the continued uncertainty, the Fund has elected to conserve capital for unforeseen expenses. If the financial markets and/or the overall economy are impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2020 and December 31, 2019, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of September 30, 2020, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Recent Developments

In March 2020, the World Health Organization recognized the novel strain of coronavirus (“COVID-19”) as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war”, caused oil prices to collapse. Although on April 12, 2020, OPEC and Russia agreed to reduce production by approximately 9.7 million barrels per day in May and June 2020, the COVID-19 pandemic, the initial oil price war and significant oil demand destruction as a result of world-wide government ordered lock-downs pushed oil prices to their lowest level during April 2020 as compared to the past several years. Since then, the oil market has stabilized and strengthened with oil prices gradually rising. On June 6, 2020, OPEC and Russia agreed to extend the production cut of approximately 9.7 million barrels per day through the end of July 2020 and maintain a production cut of 7.7 million barrels per day from August 2020 through the end of the year.

Although the extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices negatively impacted cash flow generated by the Beta Project. With the continued uncertainty, the Fund has elected to conserve capital for unforeseen expenses. However, because the Fund owns the Beta Project with little debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. However, if oil and natural gas commodity prices and the overall economy are impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be adversely impacted, which could significantly affect the Fund’s liquidity and expected operating results.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2020 and 2019 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices are impacted by the COVID-19 pandemic for a prolonged period, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2020	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.89%	$27,256	$29,958	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in first quarter 2019. During May 2020, production from the Beta Project was curtailed due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to curtailment. During third quarter 2020, the project experienced recurring periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico. The Fund expects to spend $1.4 million for additional development costs and $1.3 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	12.0%	$13,387	$14,974	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. The Fund expects to spend $1.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2020 and 2019, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue
Oil and gas revenue	$750	$2,453	$2,896	$7,153
Other revenue	175	99	344	316
Total revenue	925	2,552	3,240	7,469
Expenses
Depletion and amortization	621	966	2,182	2,780
Operating expenses	269	332	1,086	1,057
Management fees to affiliate	140	225	533	675
General and administrative expenses	46	65	143	191
Total expenses	1,076	1,588	3,944	4,703
(Loss) income from operations	(151)	964	(704)	2,766
Interest expense, net	(66)	(85)	(193)	(313)
Net (loss) income	$(217)	$879	$(897)	$2,453

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2020 and 2019. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Number of wells producing	7	8	8	8
Total number of production days	557	713	1,791	2,083
Oil sales (in thousands of barrels)	18	42	71	115
Average oil price per barrel	$40	$58	$38	$59
Gas sales (in thousands of mcfs)	23	76	112	195
Average gas price per mcf	$2.22	$1.70	$1.69	$2.15

The production-related decreases noted in the above table were primarily attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020. The decrease in gas sales volume during the nine months ended September 30, 2020 was partially offset by an increase in gas sales volume from the Beta Project, which experienced steady production during first half of 2020 after periodic shut-ins during 2019. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2020 was $0.8 million, a decrease of $1.7 million from the three months ended September 30, 2019. The decrease was attributable to decreased sales volume totaling $1.3 million coupled with decreased oil prices totaling $0.3 million.

Oil and gas revenue during the nine months ended September 30, 2020 was $2.9 million, a decrease of $4.3 million from the nine months ended September 30, 2019. The decrease was attributable to decreased sales volume totaling $2.7 million coupled with decreased oil and gas prices totaling $1.5 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2020 was $0.6 million, a decrease of $0.3 million from the three months ended September 30, 2019. The decrease was attributable to a decrease in production volumes totaling $0.6 million, partially offset by an increase in the average depletion rate totaling $0.2 million.

Depletion and amortization during the nine months ended September 30, 2020 was $2.2 million, a decrease of $0.6 million from the nine months ended September 30, 2019. The decrease was attributable to a decrease in production volumes totaling $1.1 million, partially offset by an increase in the average depletion rate totaling $0.5 million.

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

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Lease operating expense	$117	$226	$580	$679
Transportation and processing expense	54	4	183	122
Workover expense	45	47	175	86
Insurance expense	42	45	113	142
Accretion expense and other	11	10	35	28
	$269	$332	$1,086	$1,057

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.2 million ($9.82 per barrel of oil equivalent or “BOE”) and $0.9 million ($9.80 per BOE) during the three and nine months ended September 30, 2020, respectively, compared to $0.3 million ($5.02 per BOE) and $0.9 million ($6.40 per BOE) during the three and nine months ended September 30, 2019, respectively.

Production costs were relatively consistent during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. The increases in production costs per BOE during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 were primarily attributable to decreased oil production from the Beta Project as a result of curtailment of production during May 2020 due to the low-price environment coupled with storm-related safety shut-ins due to the active storm systems passing through the Gulf of Mexico during third quarter 2020. In addition, the increases were also attributable to the ongoing costs associated with the Liberty Project, which reached the end of its productive life during first quarter 2020. See “Overview” above for factors that impact oil and natural gas production.

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

Interest Expense, Net. Interest expense, net is comprised of interest expense and amortization of debt discounts related to the Fund’s long-term borrowings (see “Liquidity Needs - Credit Agreement” below for additional information) and interest income earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2020 were $1.4 million, primarily related to revenue received of $3.7 million, partially offset by operating expenses of $1.1 million, management fees of $0.5 million, the payment of $0.3 million related to the Fund’s proportionate share of a settlement for litigation between the Beta Project’s operator and a third-party, interest payments of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2019 were $4.9 million, primarily related to revenue received of $7.2 million, partially offset by operating expenses of $1.2 million, management fees of $0.7 million, interest payments of $0.3 million and general and administrative expenses of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2020 were $0.3 million, related to investments in salvage fund of $0.2 million and capital expenditures for oil and gas properties of $0.1 million.

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

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2020 were $1.6 million, related to manager and shareholder distributions of $1.0 million and the repayments of long-term borrowings of $0.6 million.

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

As of September 30, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $4.4 million (which include asset retirement obligations for the Fund’s projects of $3.0 million), of which $2.3 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects and the recompletion work for the Beta Project. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

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

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts reserved to provide for the borrowing repayments for the Credit Agreement (defined below) and funding of estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices due to the COVID-19 pandemic.

Credit Agreement

As of September 30, 2020 and December 31, 2019, the Fund had outstanding borrowings of $2.7 million and $3.3 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warranties and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of September 30, 2020 and December 31, 2019.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2020 and December 31, 2019 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2020 and December 31, 2019, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2020.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic. The Fund’s management is continually monitoring and assessing the impact of the COVID-19 pandemic on the Fund’s internal controls to minimize the impact on their design and operating effectiveness.

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

RIDGEWOOD ENERGY W FUND, LLC
Dated:	November 9, 2020	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2020	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

