Form 10-Q
period 2023-06-30
Ridgewood Energy W Fund LLC
filed 2023-08-04
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,094	$973
Salvage fund	196	196
Production receivable	411	650
Due from affiliate (Note 2)	31	17
Other current assets	18	56
Total current assets	1,750	1,892
Salvage fund	2,080	1,942
Oil and gas properties:
Proved properties	31,542	31,528
Less: accumulated depletion and amortization	(26,613)	(24,955)
Total oil and gas properties, net	4,929	6,573
Total assets	$8,759	$10,407

Liabilities and Members' Capital
Current liabilities:
Due to operators	$53	$43
Accrued expenses	152	163
Asset retirement obligations	196	196
Total current liabilities	401	402
Asset retirement obligations	903	866
Total liabilities	1,304	1,268
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(10,987)	(10,636)
Retained earnings	13,674	13,342
Manager's total	2,687	2,706
Shareholders:
Capital contributions (625 shares authorized; 332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(65,591)	(63,600)
Retained earnings	12,217	11,891
Shareholders' total	4,768	6,433
Total members' capital	7,455	9,139
Total liabilities and members' capital	$8,759	$10,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Oil and gas revenue	$1,351	$2,706	$2,817	$4,846
Other revenue	113	144	219	292
Total revenue	1,464	2,850	3,036	5,138
Expenses
Depletion and amortization	787	950	1,655	1,761
Operating expenses	187	205	407	423
Management fees to affiliate (Note 2)	129	129	258	258
General and administrative expenses	44	40	86	78
Total expenses	1,147	1,324	2,406	2,520
Income from operations	317	1,526	630	2,618
Interest income	16	-	28	-
Net income	$333	$1,526	$658	$2,618

Manager Interest
Net income	$161	$364	$332	$643

Shareholder Interest
Net income	$172	$1,162	$326	$1,975
Net income per share	$518	$3,497	$982	$5,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2023
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2022	-	332.2918	$2,706	$6,433	$9,139
Distributions	-	-	(201)	(1,142)	(1,343)
Net income	-	-	171	154	325
Balances, March 31, 2023	-	332.2918	$2,676	$5,445	$8,121
Distributions	-	-	(150)	(849)	(999)
Net income	-	-	161	172	333
Balances, June 30, 2023	-	332.2918	$2,687	$4,768	$7,455

	Six months ended June 30, 2022
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2021	-	332.2918	$2,692	$9,782	$12,474
Distributions	-	-	(213)	(1,207)	(1,420)
Net income	-	-	279	813	1,092
Balances, March 31, 2022	-	332.2918	$2,758	$9,388	$12,146
Distributions	-	-	(300)	(1,694)	(1,994)
Net income	-	-	364	1,162	1,526
Balances, June 30, 2022	-	332.2918	$2,822	$8,856	$11,678

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2023	2022

Cash flows from operating activities
Net income	$658	$2,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	1,655	1,761
Accretion expense	37	24
Changes in assets and liabilities:
Decrease (increase) in production receivable	239	(720)
Increase in due from affiliate	(14)	(3)
Decrease in other current assets	38	61
Increase in due to operators	10	3
Decrease in accrued expenses	(11)	(14)
Credit from (settlement of) asset retirement obligations	3	(3)
Net cash provided by operating activities	2,615	3,727

Cash flows from investing activities
Capital expenditures for oil and gas properties	(14)	(342)
Proceeds from salvage fund	-	3
Increase in salvage fund	(138)	(133)
Net cash used in investing activities	(152)	(472)

Cash flows from financing activities
Distributions	(2,342)	(3,414)
Net cash used in financing activities	(2,342)	(3,414)

Net increase (decrease) in cash and cash equivalents	121	(159)
Cash and cash equivalents, beginning of period	973	1,495
Cash and cash equivalents, end of period	$1,094	$1,336

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$345

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2022 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2023.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and six months ended June 30, 2023 and 2022, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2023 and 2022. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the six months ended June 30, 2023 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and six months ended June 30, 2023 and 2022 were $0.1 million and $0.3 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and six months ended June 30, 2023 were $0.2 million and $0.4 million, respectively. Distributions paid to the Manager during the three and six months ended June 30, 2022 were $0.3 million and $0.5 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and six months ended June 30, 2023, the Fund earned $48 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During each of the three and six months ended June 30, 2022, the Fund earned $0.1 million, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of June 30, 2023 and December 31, 2022, the Fund’s receivables of $31 thousand and $17 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of June 30, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $4.2 million (which include asset retirement obligations for the Fund’s projects of $2.3 million), of which $0.2 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although oil and natural gas commodity prices have been steady compared to 2022, the outlook for the oil and gas market continues to be volatile. The biggest downside risk facing the oil market is the pullback in energy demand, which could result from global recession likely driven, in large part, by a prolonged high inflationary environment. In addition, ongoing geopolitical uncertainty will continue to dictate oil and natural gas commodity prices, including, among other things, the ongoing Russia-Ukraine War/Conflict, production decisions by OPEC Plus and China’s evolving policies post-coronavirus pandemic. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2023 and December 31, 2022, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BSEE and BOEM Supplemental Financial Assurance Requirements

On October 16, 2020, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) published a proposed rule entitled “Risk Management, Financial Assurance and Loss Prevention” to update BOEM’s financial assurance criteria and other BSEE- administered regulations. Upon review of the 2020 joint proposed rule and analysis of public comments, BSEE finalized some provisions from the 2020 proposal as discussed below. BOEM rescinded its portion of the 2020 proposed rule and issued its new proposed rule below.

On April 18, 2023, the BSEE published a final rule at 88 FR 23569 on Risk Management, Financial Assurance and Loss Prevention effective May 18, 2023 to clarify and formalize its regulations related to decommissioning responsibilities of Outer Continental Shelf oil, gas, and sulfur lessees and grant holders to ensure compliance with lease, grant, and regulatory obligations. The rule implements provisions of the proposed rule intended to clarify decommissioning responsibilities of right-of-use and easement grant holders and to formalize BSEE's policies regarding performance by predecessors ordered to decommission OCS facilities. This rule withdraws the proposal to amend BSEE's regulations to require BSEE to proceed in reverse chronological order against predecessor lessees, owners of operating rights, and grant holders when requiring such entities to perform their accrued decommissioning obligations if the current lessees, owners, or holders have failed to perform. In addition, BSEE also decided not to finalize the proposed appeal bonding requirements in this final rule.

On June 27, 2023, the BOEM announced proposed changes to modernize financial assurance requirements for the offshore oil and gas industry to decommission offshore wells and infrastructure once they are no longer in use. The proposed changes were published at 88 FR 42136 on June 29, 2023, which opened a 60-day public comment period that ends on August 28, 2023. The proposed rule would establish two metrics by which BOEM would assess the risk any company poses. First, to accurately and consistently predict financial distress, BOEM would use credit ratings from a nationally recognized statistical rating organization, or a proxy credit rating generated through a statistical model. BOEM would require companies without an investment-grade credit rating to provide additional financial assurance. Second, BOEM would consider the current value of the proved oil and gas resources on the lease itself when determining the overall financial risk of decommissioning, given that any lease with significant reserves still available would likely be acquired by another operator that would then assume the liabilities in the event of bankruptcy. The proposed regulatory changes would provide additional clarity and reinforce that current grant holders and lessees bear the cost of ensuring compliance with lease obligations, rather than relying on prior owners to cover those costs. The proposed rule would allow current lessees and grant holders to request phased-in payments over three years for new financial assurance amounts. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Department of the Interior or the BOEM.

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

Market Conditions

Although oil and natural gas commodity prices have been steady compared to 2022, the outlook for the oil and gas market continues to be volatile. The biggest downside risk facing the oil market is the pullback in energy demand, which could result from global recession likely driven, in large part, by a prolonged high inflationary environment. In addition, ongoing geopolitical uncertainty will continue to dictate oil and natural gas commodity prices, including, among other things, the ongoing Russia-Ukraine War/Conflict, production decisions by OPEC Plus and China’s evolving policies post-Coronavirus pandemic. Different outcomes of these issues would have different impacts on global economic growth and the performance of financial markets in 2023 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity and expected operating results. However, because the Fund owns the Beta Project with no debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2023 and 2022 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2023	Budget	Status
(in thousands)
Beta Project	2.89%	$28,921	$32,905	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional wells commenced production in 2017, 2018 and 2019. During 2022, the project experienced shut-in from late-March 2022 to early-June 2022 for recompletion work. The Fund expects to spend $1.9 million for additional development costs and $2.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2023 and 2022, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue
Oil and gas revenue	$1,351	$2,706	$2,817	$4,846
Other revenue	113	144	219	292
Total revenue	1,464	2,850	3,036	5,138
Expenses
Depletion and amortization	787	950	1,655	1,761
Operating expenses	187	205	407	423
Management fees to affiliate	129	129	258	258
General and administrative expenses	44	40	86	78
Total expenses	1,147	1,324	2,406	2,520
Income from operations	317	1,526	630	2,618
Interest income	16	-	28	-
Net income	$333	$1,526	$658	$2,618

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2023 and 2022. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Number of wells producing	7	7	7	7
Total number of production days	637	578	1,246	1,183
Oil sales (in thousands of barrels)	18	23	37	45
Average oil price per barrel	$72	$107	$71	$99
Gas sales (in thousands of mcfs)	22	31	50	55
Average gas price per mcf	$3.15	$7.97	$3.36	$7.05

The increases in production days noted in the table above were primarily attributable to one well in the Beta Project, which was shut-in in late-March 2022 due to recompletion work. The well resumed production in early-June 2022 and has been producing at an increased flow rate from new reservoir sands. The decreases in sales volumes noted in the table above were primarily attributable to the natural declines in production from the other Beta Project’s wells. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2023 was $1.4 million, a decrease of $1.4 million from the three months ended June 30, 2022. The decrease was attributable to decreased oil and gas prices totaling $0.7 million coupled with decreased sales volume totaling $0.6 million.

Oil and gas revenue during the six months ended June 30, 2023 was $2.8 million, a decrease of $2.0 million from the six months ended June 30, 2022. The decrease was attributable to decreased oil and gas prices totaling $1.2 million coupled with decreased sales volume totaling $0.8 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2023 was $0.8 million, a decrease of $0.2 million from the three months ended June 30, 2022. The decrease was primarily attributable to a decrease in production volumes totaling $0.2 million, partially offset by an increase in the average depletion rate totaling $0.1 million.

Depletion and amortization during the six months ended June 30, 2023 was $1.7 million, a decrease of $0.1 million from the six months ended June 30, 2022. The decrease was primarily attributable to a decrease in production volumes totaling $0.3 million, partially offset by an increase in the average depletion rate totaling $0.2 million.

The increases in the average depletion rates were primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Lease operating expense	$90	$104	$182	$221
Transportation and processing expense	56	64	121	127
Insurance expense	23	25	48	54
Accretion expense	18	12	37	24
Workover expense	-	-	19	(3)
	$187	$205	$407	$423

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.2 million ($7.83 per barrel of oil equivalent or “BOE”) and $0.4 million ($7.70 per BOE) during the three and six months ended June 30, 2023, respectively, compared to $0.2 million ($6.88 per BOE) and $0.4 million ($7.46 per BOE) during the three and six months ended June 30, 2022, respectively.

Production costs and production costs per BOE were relatively consistent during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2023 were $2.6 million, primarily related to revenue received of $3.2 million, partially offset by operating expenses of $0.3 million, management fees of $0.3 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2022 were $3.7 million, primarily related to revenue received of $4.4 million, partially offset by operating expenses of $0.4 million, management fees of $0.3 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2023 were $0.2 million, primarily related to investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the six months ended June 30, 2022 were $0.5 million, primarily related to capital expenditures for oil and gas properties of $0.3 million and investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2023 were $2.3 million, related to manager and shareholder distributions.

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

As of June 30, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $4.2 million (which include asset retirement obligations for the Fund’s projects of $2.3 million), of which $0.2 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2023 and December 31, 2022, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2023.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC

Dated:	August 4, 2023	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2023	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

