Form 10-Q
period 2025-03-31
Ridgewood Energy W Fund LLC
filed 2025-05-05
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,508	$1,416
Salvage fund	-	43
Production receivable	223	248
Due from affiliate (Note 2)	41	27
Other current assets	28	54
Total current assets	1,800	1,788
Salvage fund	2,264	2,205
Oil and gas properties:
Proved properties	32,203	32,203
Less: accumulated depletion and amortization	(29,627)	(29,321)
Total oil and gas properties, net	2,576	2,882
Total assets	$6,640	$6,875

Liabilities and Members' Capital
Current liabilities:
Due to operators	$29	$30
Accrued expenses	60	61
Asset retirement obligations	-	43
Total current liabilities	89	134
Asset retirement obligations	1,801	1,764
Total liabilities	1,890	1,898
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(11,691)	(11,633)
Retained earnings	14,417	14,348
Manager's total	2,726	2,715
Shareholders:
Capital contributions (625 shares authorized; 332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(69,577)	(69,249)
Retained earnings	13,459	13,369
Shareholders' total	2,024	2,262
Total members' capital	4,750	4,977
Total liabilities and members' capital	$6,640	$6,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenue
Oil and gas revenue	$699	$904
Other revenue	97	34
Total revenue	796	938
Expenses
Depletion and amortization	314	360
Operating expenses	173	147
Management fees to affiliate (Note 2)	127	127
General and administrative expenses	54	43
Total expenses	668	677
Income from operations	128	261
Interest income	31	35
Net income	$159	$296

Manager Interest
Net income	$69	$93

Shareholder Interest
Net income	$90	$203
Net income per share	$271	$610

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2025
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2024	-	332.2918	$2,715	$2,262	$4,977
Distributions	-	-	(58)	(328)	(386)
Net income	-	-	69	90	159
Balances, March 31, 2025	-	332.2918	$2,726	$2,024	$4,750

	Three months ended March 31, 2024
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2023	-	332.2918	$2,703	$3,631	$6,334
Distributions	-	-	(111)	(632)	(743)
Net income	-	-	93	203	296
Balances, March 31, 2024	-	332.2918	$2,685	$3,202	$5,887

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities
Net income	$159	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	314	360
Accretion expense	37	24
Changes in assets and liabilities:
Decrease in production receivable	25	134
Increase in due from affiliate	(14)	(2)
Decrease in other current assets	26	22
Decrease in due to operators	(1)	(5)
(Decrease) increase in accrued expenses	(1)	12
Settlement of asset retirement obligations	(51)	(1)
Net cash provided by operating activities	494	840

Cash flows from investing activities
Credits for oil and gas properties	-	2
Proceeds from salvage fund	51	1
Increase in salvage fund	(67)	(41)
Net cash used in investing activities	(16)	(38)

Cash flows from financing activities
Distributions	(386)	(743)
Net cash used in financing activities	(386)	(743)

Net increase in cash and cash equivalents	92	59
Cash and cash equivalents, beginning of period	1,416	1,132
Cash and cash equivalents, end of period	$1,508	$1,191

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

The Ridgewood Energy W Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on May 17, 2007 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of June 15, 2007 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund, which addresses matters such as the authority and voting rights of the Manager and shareholders, capitalization, transferability of membership interests, participation in costs and revenues, distribution of assets and dissolution and winding up. The Fund was organized to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of America.

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2024 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2024 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2024, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2024 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2025.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial assets and liabilities consist of cash and cash equivalents, production receivable, due from affiliate, other current assets, salvage fund, due to operators and accrued expenses. The carrying amounts of these financial assets and liabilities approximate fair value due to their short-term nature. The Fund also applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the three months ended March 31, 2025 and 2024, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the three months ended March 31, 2025 and 2024. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued accounting guidance on the required disaggregated disclosures of certain costs and expenses on the statement of operations on an annual and interim basis. The accounting guidance is effective for the Fund for the fiscal year ending December 31, 2027 and for interim periods within the fiscal year ending December 31, 2028 with early adoption permitted.  The accounting guidance should be applied on a prospective basis, but retrospective application is also permitted.  The Fund is currently evaluating the effect of this accounting guidance on the Fund’s disclosures.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three months ended March 31, 2025 and 2024 were $0.1 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the three months ended March 31, 2025 and 2024 were $0.1 million.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three months ended March 31, 2025 and 2024, the Fund earned $41 thousand and $14 thousand, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of March 31, 2025 and December 31, 2024, the Fund’s receivables of $41 thousand and $27 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of March 31, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $4.9 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $2.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Oil prices turned softer for most of March 2025, reflecting broader market volatility driven largely by continued uncertainty about the near-term impact of the Trump Administration’s trade policies. The markets have been extremely volatile with the prospect that tariffs will remain a cornerstone of President Trump’s economic and foreign policy for the remainder of his term. While oil prices are generally correlated to global economic activity, geopolitics is also a huge factor for the crude market, and the Trump Administration is taking an increasingly hawkish stance towards key crude exporters, such as Venezuela, Russia and Iran. The balance of a slowing global economic backdrop versus geopolitics will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2025 and December 31, 2024, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements aside from the following:

On August 19, 2024, the U.S. District Court for the District of Maryland issued a decision in Sierra Club, et al. (Plaintiffs) v. National Marine Fisheries Service (“NMFS”), et al. (Defendants), and American Petroleum Institute, et al. (Intervenors), which vacated the U.S. Department of Commerce, NMFS 2020 programmatic Biological Opinion on the Federally Regulated Oil and Gas Program Activities in the Gulf of America (the “2020 BiOp”), and corresponding Incidental Take Statement (“ITS”), for violations of the Endangered Species Act (“ESA”). The court made the vacatur of the 2020 BiOp effective as of December 20, 2024. The defendants in the Sierra Club Case filed an appeal and, alternatively, asked the Maryland Court for a stay of its order to vacate, pending the appeal. On October 21, 2024, the Maryland Court extended the vacatur of the 2020 BiOp to May 21, 2025. The ESA, among other things, requires federal agencies to ensure that agency action is not likely to jeopardize the continued existence of any endangered or threatened species. Any agency whose action “may affect” ESA protected species, i.e., the “action agency,” must consult the “expert agency” before taking that action. Those ESA consultations are formalized in a biological opinion, and if the expert agency concludes that the action is likely to jeopardize a species or result in harm to its habitat, i.e., a jeopardy determination, then the expert agency must also propose a reasonable prudent alternative (“RPA”) to avoid those adverse effects. NMFS has previously undertaken multiple consultations relating to federal oil and gas leases in the GOM OCS using a broad or "programmatic" approach, meaning that the resulting BiOp issued in March 2020 was intended to cover all federal activities associated with all oil and gas operations in the Gulf of America Outer Continental Shelf (“OCS”) under existing and new leases through 2029. The 2020 BiOp concluded that no ESA-listed species would be jeopardized by oil and gas leases except the Rice's whale which then had an RPA analysis and corresponding ITS prepared associated with it. NMFS has indicated that a new BiOp would not be issued until late winter/early spring 2025 at the earliest. The Fund cannot at this time predict how this matter may impact the Fund’s operations.

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

On April 24, 2024, BOEM published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.  That litigation is ongoing, and a decision on the motion to stay the rule is pending. The Fund has evaluated the impact of the new rule on its operations and increased its estimated asset retirement obligations as of December 31, 2024. The Fund will also continue to maintain the salvage fund, a separate interest-bearing account, to fund its proportionate share of the estimated future costs of decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

On February 3, 2025, the Secretary of the Interior issued Order No. 3418 implementing President Trump’s Executive Order No. 14154 entitled “Unleashing American Energy” in which the Secretary directed all Assistant Secretaries to prepare a plan that covers, among other things, “steps that, as appropriate, will be taken to suspend, revise, or rescind documents” as to certain regulations, including the Risk Management and Financial Assurance for OCS Lease and Grant Obligations rule described above. As a result of the Secretary’s order, BOEM has effectively suspended activity under the rule, although no official notice has been issued by BOEM.

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

4. Segment Information

The Fund’s operations are managed through a single operating segment. As such, the Fund has only a single reportable segment that derives its revenue from the sale of oil and gas. The Fund’s chief operating decision-maker is the Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund, who reviews the Fund’s operating results to make decisions about allocating resources and assessing performance for the Fund. The profit or loss metric used to evaluate segment performance is net income; consistent with net income reported on the statement of operations.

The measure of segment assets is reported on the balance sheet as total assets.

The following table is a summary of segment information for the three months March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
	(in thousands)
Revenue:
Oil and gas revenue	$699	$904
Other revenue	97	34
Total revenue	796	938
Less:
Depletion and amortization	314	360
Lease operating expense	87	69
Transportation and processing expense	32	37
Insurance expense	17	17
Management fees to affiliate	127	127
Other segment items	60	32
Net income	$159	$296

Other segment items include accretion expense related to the asset retirement obligations established for the Fund’s oil and gas properties, general and administrative expenses representing costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses, net of interest income earned on cash and cash equivalents and salvage fund.

The measure of expenditures for segment assets is reported on the statements of cash flows as “Credits for oil and gas properties.” Significant noncash items represent “Depletion and amortization” and “Accretion expense” as reported on the statements of cash flows.

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

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

Overview of the Fund’s Business

The Fund was organized primarily to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of America. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects. Distributions to shareholders are made in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”).

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

Market Conditions

Oil prices turned softer for most of March 2025, reflecting broader market volatility driven largely by continued uncertainty about the near-term impact of the Trump Administration’s trade policies. The markets have been extremely volatile with the prospect that tariffs will remain a cornerstone of President Trump’s economic and foreign policy for the remainder of his term. While oil prices are generally correlated to global economic activity, geopolitics is also a huge factor for the crude market, and the Trump Administration is taking an increasingly hawkish stance towards key crude exporters, such as Venezuela, Russia and Iran. The balance of a slowing global economic backdrop versus geopolitics will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

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

The Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2025 and 2024 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war (such as the invasion of Ukraine by Russia and the evolving Israel-Iran (and proxies) conflict), terrorism, political unrest, or health epidemics;

•	weather conditions;

•	economic conditions, including the impact of continued inflation and associated changes in monetary and trade policies and demand for petroleum-based products;

•	actions by OPEC Plus, the Organization of the Petroleum Exporting Countries and other state-controlled oil companies;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

Business Update

Information regarding the Fund’s Beta Project, which is located in the United States offshore waters in the Gulf of America, is provided in the following table. See “Liquidity Needs” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2025	Budget	Status
(in thousands)
Beta Project	2.89%	$28,933	$33,727	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. The Fund expects to spend $2.2 million for additional development costs and $2.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2025 and 2024, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2025	2024
	(in thousands)
Revenue
Oil and gas revenue	$699	$904
Other revenue	97	34
Total revenue	796	938
Expenses
Depletion and amortization	314	360
Operating expenses	173	147
Management fees to affiliate	127	127
General and administrative expenses	54	43
Total expenses	668	677
Income from operations	128	261
Interest income	31	35
Net income	$159	$296

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2025 and 2024. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2025	2024
Number of wells producing	7	7
Total number of production days	626	560
Oil sales (in thousands of barrels)	9	11
Average oil price per barrel	$72	$75
Gas sales (in thousands of mcfs)	14	14
Average gas price per mcf	$4.51	$3.81

The increase in production days noted in the table above was attributable to the Beta Project, which had been shut-in during March 2024 for scheduled maintenance at a third-party gas processing facility. The decrease in oil sales volume noted in the table above was primarily attributable to natural declines in production from the Beta Project’s wells. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2025 was $0.7 million, a decrease of $0.2 million from the three months ended March 31, 2024. The decrease was primarily attributable to decreased oil sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2025 was $0.3 million, a decrease of $46 thousand from the three months ended March 31, 2024. The decrease was attributable to a decrease in production volumes totaling $64 thousand, partially offset by an increase in the average depletion rate totaling $10 thousand and an adjustment to the asset retirement obligation related to a fully depleted property totaling $8 thousand. The increase in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2025	2024
	(in thousands)
Lease operating expense	$87	$69
Accretion expense	37	24
Transportation and processing expense	32	37
Insurance expense	17	17
	$173	$147

Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($12.02 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2025, compared to $0.1 million ($8.93 per BOE) during the three months ended March 31, 2024.

Production costs were relatively consistent during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in production costs per BOE during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to the Beta Project, which had higher production costs per BOE during the three months ended March 31, 2025 primarily attributable to decreased production volumes due to natural declines in production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2025 were $0.5 million, primarily related to revenue received of $0.8 million, partially offset by management fees of $0.1 million, operating expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2024 were $0.8 million, primarily related to revenue received of $1.1 million, partially offset by management fees of $0.1 million and operating expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2025 were $16 thousand, related to investments in salvage fund of $67 thousand, partially offset by proceeds from the salvage fund of $51 thousand.

Cash flows used in investing activities during the three months ended March 31, 2024 were $38 thousand, primarily related to investments in salvage fund.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2025 were $0.4 million, related to manager and shareholder distributions.

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

As of March 31, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $4.9 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $2.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of March 31, 2025 and December 31, 2024, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its President and Partner and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2025.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On April 30, 2025, the Manager appointed Niloy Shah, age 60, currently President and Partner of Ridgewood Energy, as an executive officer of the Fund. Mr. Shah was promoted to President of Ridgewood Energy effective January 1, 2025 after serving as Chief Operating Officer since 2020 and is a member of the Investment Committee. Mr. Shah received his B.S. and M.S. from the University of Tulsa and an MBA from the University of Houston. Prior to joining Ridgewood Energy as Executive Vice President – Commercial in 2017, Mr. Shah was with BP for thirty-two years serving in recent positions that included Head of Planning & Commercial Operations for the Americas, Global Head of Commercial Operations, CFO for the Gulf of Mexico Business, and CFO for the Asia Pacific Business. There are no family relationships between Mr. Shah and any other officers of the Fund. There are no arrangements or understandings between Mr. Shah and any other persons pursuant to which Mr. Shah was selected to serve as an executive officer of the Fund. There are no transactions since the beginning of fiscal 2024, nor are any currently proposed, between Mr. Shah and the Fund that would be required to be disclosed under Item 404(a) of Regulation S-K.

Also effective April 30, 2025, Kathleen McSherry relinquished the role of Chief Executive Officer and Principal Executive Officer of the Fund.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Niloy Shah, President and Partner of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Niloy Shah, President and Partner of the Fund and Kathleen P. McSherry, Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund

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

RIDGEWOOD ENERGY W FUND, LLC

Dated:	May 5, 2025	By:	/s/	NILOY SHAH
			Name:	Niloy Shah
			Title:	President and Partner
(Principal Executive Officer)

Dated:	May 5, 2025	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

