Form 10-Q
period 2025-06-30
Ridgewood Energy W Fund LLC
filed 2025-08-07
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,936	$1,416
Salvage fund	-	43
Production receivable	207	248
Due from affiliate (Note 2)	25	27
Other current assets	1	54
Total current assets	2,169	1,788
Salvage fund	2,327	2,205
Oil and gas properties:
Proved properties	32,205	32,203
Less: accumulated depletion and amortization	(29,935)	(29,321)
Total oil and gas properties, net	2,270	2,882
Total assets	$6,766	$6,875

Liabilities and Members' Capital
Current liabilities:
Due to operators	$47	$30
Accrued expenses	48	61
Asset retirement obligations	-	43
Total current liabilities	95	134
Asset retirement obligations	1,838	1,764
Total liabilities	1,933	1,898
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(11,691)	(11,633)
Retained earnings	14,474	14,348
Manager's total	2,783	2,715
Shareholders:
Capital contributions (625 shares authorized; 332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(69,577)	(69,249)
Retained earnings	13,485	13,369
Shareholders' total	2,050	2,262
Total members' capital	4,833	4,977
Total liabilities and members' capital	$6,766	$6,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Oil and gas revenue	$620	$1,091	$1,319	$1,995
Other revenue	93	76	190	110
Total revenue	713	1,167	1,509	2,105
Expenses
Depletion and amortization	311	441	625	801
Operating expenses	173	154	346	301
Management fees to affiliate (Note 2)	126	127	253	254
General and administrative expenses	52	44	106	87
Total expenses	662	766	1,330	1,443
Income from operations	51	401	179	662
Interest income	32	36	63	71
Net income	$83	$437	$242	$733

Manager Interest
Net income	$57	$126	$126	$219

Shareholder Interest
Net income	$26	$311	$116	$514
Net income per share	$79	$939	$349	$1,548

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2025
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2024	-	332.2918	$2,715	$2,262	$4,977
Distributions	-	-	(58)	(328)	(386)
Net income	-	-	69	90	159
Balances, March 31, 2025	-	332.2918	$2,726	$2,024	$4,750
Net income	-	-	57	26	83
Balances, June 30, 2025	-	332.2918	$2,783	$2,050	$4,833

	Six months ended June 30, 2024
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2023	-	332.2918	$2,703	$3,631	$6,334
Distributions	-	-	(111)	(632)	(743)
Net income	-	-	93	203	296
Balances, March 31, 2024	-	332.2918	$2,685	$3,202	$5,887
Distributions	-	-	(79)	(448)	(527)
Net income	-	-	126	311	437
Balances, June 30, 2024	-	332.2918	$2,732	$3,065	$5,797

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2025	2024

Cash flows from operating activities
Net income	$242	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	625	801
Accretion expense	75	48
Changes in assets and liabilities:
Decrease in production receivable	41	41
Decrease (increase) in due from affiliate	2	(15)
Decrease in other current assets	53	45
Increase (decrease) in due to operators	17	(37)
(Decrease) increase in accrued expenses	(13)	3
Settlement of asset retirement obligations	(55)	(3)
Net cash provided by operating activities	987	1,616

Cash flows from investing activities
(Capital expenditures) credits for oil and gas properties	(2)	1
Proceeds from salvage fund	55	3
Increase in salvage fund	(134)	(68)
Net cash used in investing activities	(81)	(64)

Cash flows from financing activities
Distributions	(386)	(1,270)
Net cash used in financing activities	(386)	(1,270)

Net increase in cash and cash equivalents	520	282
Cash and cash equivalents, beginning of period	1,416	1,132
Cash and cash equivalents, end of period	$1,936	$1,414

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2024 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2025.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and six months ended June 30, 2025 and 2024, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2025 and 2024. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and six months ended June 30, 2025 and 2024 were $0.1 million and $0.3 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. There were no distributions paid to the Manager during the three months ended June 30, 2025. Distributions paid to the Manager during the six months ended June 30, 2025 were $0.1 million. Distributions paid to the Manager during the three and six months ended June 30, 2024 were $0.1 million and $0.2 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and six months ended June 30, 2025, the Fund earned $40 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and six months ended June 30, 2024, the Fund earned $33 thousand and $47 thousand, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of June 30, 2025 and December 31, 2024, the Fund’s receivables of $25 thousand and $27 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of June 30, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $4.8 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $2.0 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although briefly spiking in June 2025 related to the war between Israel and Iran, oil prices continued to soften throughout the first half of 2025. The movement in oil prices reflected the rolling back of production cuts by OPEC Plus and continued uncertainty about the near-term impact of the Trump Administration’s trade policies. The markets have been extremely volatile with the prospect that tariffs will remain a cornerstone of President Trump’s economic and foreign policy for the remainder of his term. While oil prices are generally correlated to global economic activity, geopolitics is also a huge factor for the crude market, and the Trump Administration is taking an increasingly hawkish stance towards key crude exporters, such as Venezuela, Russia and Iran. The impact of these issues on global financial and commodity market oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2025 and December 31, 2024, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

On May 2, 2025, Interior announced its intent to revise the final rule on Risk Management and Financial Assurance for OCS Lease and Grant Obligations and proceed to issue a new rule consistent with the Trump administration’s 2020 framework. The proposed rule in 2020, among other things, (i) proposed only two evaluation factors (1) a company’s credit rating (or a proxy credit rating if a company does not have a credit rating), and (2) the value of oil and gas reserves; (ii) maintained joint and several responsibility of all current and predecessor lessees; (iii) created reverse chronological order through the chain-of-title to perform decommissioning starting with the most recent predecessor before turning to more remote predecessors in time; and (iv) provided more flexibility in the use of third-party guarantees and decommissioning accounts. Interior anticipates finalizing the new rule in 2025. The Fund is not able to evaluate the impact of a proposed new rule on its operations or financial condition until the final rule is issued or some other definitive action is taken by the Interior or BOEM.

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

The measure of segment assets is reported on the balance sheet as total assets.

The following table is a summary of segment information for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Oil and gas revenue	$620	$1,091	$1,319	$1,995
Other revenue	93	76	190	110
Total revenue	713	1,167	1,509	2,105
Less:
Depletion and amortization	311	441	625	801
Lease operating expense	73	75	160	144
Transportation and processing expense	31	43	63	80
Insurance expense	14	12	31	29
Workover expense	17	-	17	-
Management fees to affiliate	126	127	253	254
Other segment items	58	32	118	64
Net income	$83	$437	$242	$733

Other segment items include accretion expense related to the asset retirement obligations established for the Fund’s oil and gas properties, general and administrative expenses representing costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses, net of interest income earned on cash and cash equivalents and salvage fund.

The measure of expenditures for segment assets is reported on the statements of cash flows as “(Capital expenditures) credits for oil and gas properties.” Significant noncash items represent “Depletion and amortization” and “Accretion expense” as reported on the statements of cash flows.

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

Market Conditions

Although briefly spiking in June 2025 related to the war between Israel and Iran, oil prices continued to soften throughout the first half of 2025. The movement in oil prices reflected the rolling back of production cuts by OPEC Plus and continued uncertainty about the near-term impact of the Trump Administration’s trade policies. The markets have been extremely volatile with the prospect that tariffs will remain a cornerstone of President Trump’s economic and foreign policy for the remainder of his term. While oil prices are generally correlated to global economic activity, geopolitics is also a huge factor for the crude market, and the Trump Administration is taking an increasingly hawkish stance towards key crude exporters, such as Venezuela, Russia and Iran. The impact of these issues on global financial and commodity market oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

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

The Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2025 and 2024 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2025	Budget	Status
(in thousands)
Beta Project	2.89%	$28,934	$33,582	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. The Fund expects to spend $2.0 million for additional development costs and $2.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2025 and 2024, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Oil and gas revenue	$620	$1,091	$1,319	$1,995
Other revenue	93	76	190	110
Total revenue	713	1,167	1,509	2,105
Expenses
Depletion and amortization	311	441	625	801
Operating expenses	173	154	346	301
Management fees to affiliate	126	127	253	254
General and administrative expenses	52	44	106	87
Total expenses	662	766	1,330	1,443
Income from operations	51	401	179	662
Interest income	32	36	63	71
Net income	$83	$437	$242	$733

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2025 and 2024. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Number of wells producing	7	7	7	7
Total number of production days	630	637	1,256	1,197
Oil sales (in thousands of barrels)	9	13	18	24
Average oil price per barrel	$64	$80	$68	$78
Gas sales (in thousands of mcfs)	13	18	28	32
Average gas price per mcf	$3.47	$3.05	$3.93	$3.33

The increase in production days during the six months ended June 30, 2025 was attributable to the Beta Project, which had been shut-in during March 2024 for scheduled maintenance at a third-party gas processing facility. The decreases in sales volumes noted in the table above were primarily attributable to natural declines in production from the Beta Project’s wells. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2025 was $0.6 million, a decrease of $0.5 million from the three months ended June 30, 2024. The decrease was primarily attributable to decreased sales volume totaling $0.3 million coupled with decreased oil prices totaling $0.1 million.

Oil and gas revenue during the six months ended June 30, 2025 was $1.3 million, a decrease of $0.7 million from the six months ended June 30, 2024. The decrease was primarily attributable to decreased sales volume totaling $0.5 million coupled with decreased oil prices totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2025 was $0.3 million, a decrease of $0.1 million from the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in production volumes totaling $0.1 million.

Depletion and amortization during the six months ended June 30, 2025 was $0.6 million, a decrease of $0.2 million from the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in production volumes totaling $0.2 million.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Lease operating expense	$73	$75	$160	$144
Accretion expense	38	24	75	48
Transportation and processing expense	31	43	63	80
Insurance expense	14	12	31	29
Workover expense	17	-	17	-
	$173	$154	$346	$301

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($10.58 per barrel of oil equivalent or “BOE”) and $0.3 million ($11.23 per BOE) during the three and six months ended June 30, 2025, respectively, compared to $0.1 million ($8.15 per BOE) and $0.3 million ($8.50 per BOE) during the three and six months ended June 30, 2024, respectively.

Production costs were relatively consistent during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increases in production costs per BOE during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily attributable to the Beta Project, which had higher production costs per BOE during the three and six months ended June 30, 2025 primarily attributable to reduced production volumes due to natural declines in production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2025 were $1.0 million, related to revenue received of $1.6 million and interest income received of $0.1 million, partially offset by management fees of $0.3 million, operating expenses of $0.2 million, general and administrative expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2024 were $1.6 million, primarily related to revenue received of $2.1 million and interest income received of $0.1 million, partially offset by management fees of $0.3 million, operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2025 were $0.1 million, primarily related to investments in salvage fund of $0.1 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities during the six months ended June 30, 2024 were $0.1 million, primarily related to investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2025 were $0.4 million, related to manager and shareholder distributions.

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

As of June 30, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $4.8 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $2.0 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2025 and December 31, 2024, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its President and Partner and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2025.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC

Dated:	August 7, 2025	By:	/s/	NILOY SHAH
			Name:	Niloy Shah
			Title:	President and Partner
(Principal Executive Officer)

Dated:	August 7, 2025	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

