Form 10-K
period 2025-12-31
Ridgewood Energy W Fund LLC
filed 2026-02-26
CIK 1409947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

There is no market for the shares of LLC Membership Interest in the Fund. As of February 26, 2026, there were 332.2918 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY W FUND, LLC
2025 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy W Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, the military conflict between Russia and Ukraine and the global response to such conflict, acts of terrorism and changes in domestic and foreign governmental regulations, as well as other risks and uncertainties discussed in this Annual Report in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As compensation for its services, the Manager is entitled to receive an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. The Manager is entitled to receive the management fee from the Fund regardless of the Fund’s profitability in that year. Management fees during each of the years ended December 31, 2025 and 2024 were $0.5 million. Additionally, the Manager is entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2025 and 2024 were $0.1 million and $0.4 million, respectively.

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

Project Information

The Fund’s Beta Project is located in the waters of the Gulf of America on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS. See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

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

Deepwater Royalty Relief

In addition to the Royalty Relief Rule, the Deepwater Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of America and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater. The Fund currently has one project, the Beta Project, which is eligible for royalty relief under the Deepwater Royalty Relief Act. The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $48.48 per barrel and $62.95 per barrel) adjusted annually for inflation. The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $6.06 per mmbtu and $10.49 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which the Fund owned a working interest as of December 31, 2025. Productive wells are producing wells and wells mechanically capable of production. Gross wells are the total number of wells in which the Fund owns a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of America and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	5	0.14

Acreage Data

The following table sets forth the Fund’s working interests in developed and undeveloped oil and natural gas acreage as of December 31, 2025. Gross acres are the total number of acres in which the Fund owns a working interest. Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of America.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
23,033	666	364	11

Information regarding the Fund’s Beta Project, which is located in the offshore waters of the Gulf of America, is provided in the following table. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs” for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2025	Budget	Status
(in thousands)
Beta Project	2.89%	$29,049	$33,580

The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. Well #4 is currently shut-in for pressure build that occurred during third quarter 2025. A rig recompletion operation for Well #4 began in January 2026 and is ongoing. Rig recompletions on Well #5 and Well #2 are scheduled to follow. The Fund expects to spend $1.9 million for additional development costs. Well #3 is currently shut-in for pressure build that occurred during third quarter 2025. The operator is working on plans to return Well #3 to production. The Fund expects to spend $2.6 million for asset retirement obligations.

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

However, notwithstanding the ability of the Fund’s Beta Project to produce year-round, the project is located in the Gulf of America; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of America as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2025.

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

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of December 31, 2025, the Fund had $2.5 million invested in a salvage fund. On a monthly basis, the Fund contributes to the salvage fund a portion of its operating income to fund its asset retirement obligations as necessary. Such contributions to the salvage fund will reduce the amount of cash distributions that could otherwise be made to investors by the Fund. Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

Employees

The Fund has no employees. The Manager operates and manages the Fund.

Offices

The Manager’s administrative office is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at Two Soundview Drive, Greenwich, CT 06830 and 1254 Enclave Parkway, Houston, TX 77077.

Regulation

Oil and natural gas exploration, development, production and transportation activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, the Fund’s operators to obtain permits to drill projects and to meet bonding, insurance and environmental requirements in order to drill, own or operate projects. In addition, the location of projects, the method of drilling and casing projects, the restoration of properties upon which projects are drilled, and the plugging and abandoning of projects are also subject to regulation. The Fund owns the Beta Project that is located in the offshore waters of the Gulf of America on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. In May 2019, BSEE adopted a final rule revising standards for blowout prevention systems and other well controls pertaining to offshore activities (the “2019 Well Control Rule”). The 2019 Well Control Rule became effective July 15, 2019, however compliance with certain provisions was deferred until 2021 or thereafter as specified in those provisions. The 2019 Well Control Rule imposes new requirements relating to, among other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment. The 2019 Well Control Rule applies directly to operators as opposed to non-operators. On September 12, 2022, BSEE announced proposed revisions to provisions of the 2019 Well Control Rule to clarify blowout preventer system requirements and to modify specific blowout prevented equipment capability requirements. On September 14, 2022, the proposed rule was published in the Federal Register with a 60-day public comment period that closed on November 14, 2022. The final revision to the 2019 Well Control Rule was published in the Federal Register on August 23, 2023, and became effective on October 23, 2023. On September 28, 2018, the BSEE published a final rule revising regulations relating to oil and natural gas production safety systems, subsurface safety devices and safety device testing (referred to as “Subpart H”); the rule was effective December 27, 2018. Given the fact that compliance with the 2019 Well Control Rule and Subpart H is the responsibility of the operators and the exploration and development of each well is different, the future costs associated with compliance that will be incurred by non-operators, such as the Fund, cannot be determined or estimated. On December 4, 2020, BOEM published a Record of Decision (“ROD”) for the final programmatic environmental impact statement for geological and geophysical survey activities in the Gulf of America and adjacent state waters. The ROD provides for additional mitigation measures for application for future BOEM issued permits or authorizations toward further minimizing impacts of such geological and geophysical survey activities on marine resources. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, which civil penalties were increased and adjusted for inflation on September 12, 2025, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

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

On April 24, 2024, BOEM published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.  The litigation was stayed in anticipation of the issuance of a new rule, which could make the litigation moot.  On December 10, 2025, the court ordered a continuation of the stay with a requirement for the defendants to file a status report upon the earlier of the issuance of a new rule or 120 days from the date of the order.  The Fund will continue to maintain the salvage fund, a separate interest-bearing account, to fund its proportionate share of the estimated future costs of decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

Clean Water Act. Generally, the Clean Water Act, as well as analogous state requirements, imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal or delegated state agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. On December 11, 2018, the Environmental Protection Agency (“EPA”) and Department of the Army (“Army”) proposed a revised definition of “waters of the United States” (“WOTUS”), clarifying the limits of federal authority under the Clean Water Act. The scope of this authority, as defined under a 2015 rule, was challenged in several federal district court actions and therefore was repealed by the EPA and the Army on September 12, 2019. The repeal, which became effective on December 23, 2019, restored the previous regulation to how it existed prior to finalization of the 2015 Rule. The 2020 Navigable Waters Protection Rule (“NWPR”) was then promulgated, with a replacement definition of WOTUS, and went into effect on June 22, 2020. An executive order revoked a prior executive order related to WOTUS and directed agencies to review certain actions, including the NWPR. On June 9, 2021, the Department of the Army and EPA announced their intent to initiate a new rulemaking process that would both restore a pre-2015 Clean Water Rule and develop a new rule to establish a new WOTUS definition, and then sought feedback from stakeholders. On September 3, 2021, following a court order vacating the NWPR, the Department of the Army and EPA announced that they had halted implementation of the NWPR and would interpret WOTUS consistent with the pre-2015 regulatory regime. On November 18, 2021, the EPA and the Department of the Army announced the signing of a proposed rule to revise the definition of WOTUS. On December 7, 2021, the proposed rule was published in the Federal Register with a 60-day public comment period that closed on February 7, 2022. On December 30, 2022, the EPA and the Department the Army announced a final rule establishing a revised definition of WOTUS that restores the pre-2015 regulatory regime (the “2022 Definition”). The 2022 Definition is central to the U.S. Supreme Court decision in Sackett v. EPA, 598 U.S. 651 (2023). On May 25, 2023, the U.S, Supreme Court rendered its decision in Sackett v. EPA, which rejected the 2022 Definition. On August 29, 2023, the EPA and the Department of the Army issued a final rulemaking revising the 2022 Definition in an effort to conform the definition of WOTUS to the Sackett v. EPA decision (the “WOTUS Rule”). The WOTUS Rule is effective as of September 8, 2023. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

Clean Air Act. The Federal Clean Air Act of 1970, as amended (the “Clean Air Act”), as well as analogous state requirements, restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance. OCSLA provides the Secretary of the Interior, through BOEM, with the statutory authority to regulate air quality over the Central and Western Gulf of America. On June 5, 2020, BOEM published the Offshore Air Quality Rule, which revised the air quality regulations applicable to activities that BOEM authorizes on the OCS in the Western Gulf of America. The Offshore Air Quality Rule, effective on July 6, 2020, brings the air quality standards that lessees and operators must meet in order to operate in the Western Gulf of America into compliance with the current National Ambient Air Quality Standards and benchmarks set forth by the EPA under the Clean Air Act. As a result, the Fund’s operations may be required to incur additional costs to comply with the Clean Air Act and comparable state requirements.

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

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment. Additionally, certain of the Fund’s operations (or actions relating to same) may be subject to the National Environmental Policy Act (“NEPA”), as amended by the Fiscal Responsibility Act of 2023, which requires in general that federal agencies assess the environmental effects of proposed federal actions, typically in the context of projects requiring a federal permit or authorization. Development of oil and gas pipelines are among the types of activities that could trigger NEPA and require such review. On July 16, 2020, the Council on Environmental Quality (“CEQ”) published a final rule to amend NEPA regulations to, among other things, clarify when NEPA applies, amend the definition of “effect” in the agency review, streamline the NEPA review, and provide additional flexibility for public involvement. Subsequently, in 2021, the CEQ withdrew the 2020 rule. The CEQ issued an Interim Final Rule on June 29, 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. As part of the CEQ’s two-phased approach to its review of the 2020 rule, on April 20, 2022, the CEQ published its final rule in the Federal Register for the Phase I rulemaking to amend a certain provision of the NEPA regulations, which, restored provisions that were in effect before the 2020 modification of the rule. This Phase I rule became effective on May 20, 2022. On July 1, 2024, the CEQ published a final rule in the Federal Register for the Phase II rulemaking. The Phase II regulations revised the definition for an agency’s level of analysis for a proposed agency action under NEPA, including expanding the geographic scope of that analysis, changed when agencies can “tier” to an existing programmatic analysis, and strengthened the environmental justice components of NEPA review. On January 9, 2023, the CEQ published in 88 FR 1196 interim guidance to assist agencies with analyzing GHG emissions and climate change effects for projects that are subject to NEPA review; this guidance became effective immediately. Executive Order 14154 (the “Order”), “Unleashing American Energy” was signed on January 20, 2025 and directed broad regulatory changes aimed at expediting federal energy permitting and streamlining environmental review processes. The Order revoked the CRQ’s authorization to promulgate binding NEPA regulations across all federal agencies. Agencies must establish or revise their own NEPA procedures consistent with the guidance and statute, effectively decentralizing NEPA implementation. The Fund’s operations may be subject to analogous and comparable state laws and regulations, in addition to these federal statutes and regulations.

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

Under the Fund’s LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production. The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The Fund is not currently, and has not been during 2025, or at any time since 2012, a party to any derivative instruments or hedging programs.

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

In 2025, there were no risks from cybersecurity threats that have materially affected or reasonably likely to materially affect the Fund, its business strategy, results of operations or financial condition.

ITEM 2.	PROPERTIES

The information regarding the Fund’s Beta Project that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity

During the years ended December 31, 2025 and 2024, the Fund had no drilling activity for exploratory and developmental wells.

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

The Fund’s reserve estimates as of December 31, 2025 and 2024 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves. As of December 31, 2025, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.1 million barrels of oil, 7 thousand barrels of natural gas liquid (“NGL”) and 33 thousand mcf of natural gas. As of December 31, 2024, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.1 million barrels of oil, 6 thousand barrels of NGL and 34 thousand mcf of natural gas. The Beta Project was determined to be a discovery in 2012 and commenced production in 2016. The amount of total proved undeveloped reserves at December 31, 2025 remained relatively consistent with the amount of total proved undeveloped reserves at December 31, 2024.

The proved undeveloped reserves relating to the Beta Project, which were initially assigned at the end of the year 2021 and 2022, are associated with planned well recompletions. The Fund did not incur costs during the year ended December 31, 2025 to advance the development of its proved undeveloped reserves related to the Beta Project. The Fund expects additional recompletion operations to be completed in 2026 related to the Beta Project.

Information regarding estimated future development costs relating to the Beta Project, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties,” is incorporated herein by reference. Estimated future development costs include capital spending on planned well recompletions.

Production and Prices

The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2025 and 2024 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.  The Form 10-K for the fiscal year ended December 31, 2024 provides information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2024 and 2023 contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” that is incorporated herein by reference.

Delivery Commitments

As of December 31, 2025, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As such, the Fund has not adopted insider trading policies and procedures. As of January 30, 2026, there were 901 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. Distributions may be impacted by amounts of future capital required for the costs associated with the well recompletions for the Beta Project, as budgeted, as well as the funding of estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2025 and 2024, the Fund paid distributions totaling $0.7 million and $2.5 million, respectively.

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

Market Conditions

Although briefly spiking in June 2025 related to the war between Israel and Iran, oil prices have generally trended lower over the course of the year and are around their lowest level for the year at the end of 2025. Against a backdrop of stable, if somewhat modest, growth in demand for crude globally, there has been growing market supply, based on both “secular” production growth, as well as meaningful ongoing increases in output from OPEC Plus, reflecting a dovish policy shift by several key producers, most notably Saudi Arabia. And while the market responded to several significant geopolitical events that risked scale-level supply-shocks—the Israel/Iran conflict, tighter sanctions on Russia, and most recently the confrontation with Venezuela—the impact on oil prices has seemed generally short-lived and/or fairly modest. The impact of these issues on global financial and commodity market oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

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

The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2025 and 2024 and the effect of such average prices on the Fund’s results of operations.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2025 and 2024, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue
Oil and gas revenue	$2,247	$3,591
Other revenue	332	296
Total revenue	2,579	3,887
Expenses
Depletion and amortization	1,042	1,589
Operating expenses	786	616
Management fees to affiliate	507	508
General and administrative expenses	201	180
Total expenses	2,536	2,893
Income from operations	43	994
Interest income	139	144
Net income	$182	$1,138

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2025 and 2024. NGL sales are included within gas sales.

	Year Ended December 31,
	2025	2024
Number of wells producing	7	7
Total number of production days	2,264	2,420
Oil sales (in thousands of barrels)	32	45
Average oil price per barrel	$65	$75
Gas sales (in thousands of mcfs)	47	64
Average gas price per mcf	$3.86	$3.19

The production related decreases noted in the table above related to the Beta Project. Two wells in the Beta Project have been shut-in for pressure build that occurred during third quarter 2025. The Beta Project’s production volumes were also further impacted by natural declines in production.

See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue. Oil and gas revenue during the year ended December 31, 2025 was $2.2 million, a decrease of $1.3 million from the year ended December 31, 2024. The decrease was primarily attributable to decreased sales volume totaling $1.1 million coupled with decreased oil prices totaling $0.3 million.

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

Depletion and Amortization. Depletion and amortization during the year ended December 31, 2025 was $1.0 million, a decrease of $0.5 million from the year ended December 31, 2024. The decrease was primarily attributable to a decrease in production volumes totaling $0.4 million and adjustments to the asset retirement obligations related to fully depleted properties totaling $0.1 million during the year ended December 31, 2024.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may be impacted by changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year Ended December 31,
	2025	2024
	(in thousands)
Lease operating expense	$318	$303
Accretion expense	150	96
Workover expense	132	1
Transportation and processing expense	112	151
Insurance expense	74	65
	$786	$616

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.5 million ($12.69 per barrel of oil equivalent or “BOE”) during the year ended December 31, 2025, compared to $0.5 million ($9.28 per BOE) during the year ended December 31, 2024.

Production costs were relatively consistent during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in production costs per BOE during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to the Beta Project, which had higher production costs per BOE during the year ended December 31, 2025 primarily attributable to reduced production volumes due to natural declines in production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the year ended December 31, 2025 were $1.6 million, related to revenue received of $2.7 million and interest income received of $0.1 million, partially offset by management fees of $0.5 million, operating expenses of $0.5 million, general and administrative expenses of $0.2 million and the settlement of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities during the year ended December 31, 2024 were $2.9 million, primarily related to revenue received of $4.0 million and interest income received of $0.1 million, partially offset by operating expenses of $0.5 million, management fees of $0.5 million and general and administrative expenses of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities during the year ended December 31, 2025 were $0.3 million, related to investments in salvage fund of $0.3 million and capital expenditures for oil and gas properties of $0.1 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities during the year ended December 31, 2024 were $0.1 million, primarily related to investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the year ended December 31, 2025 were $0.7 million, related to manager and shareholder distributions.

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

As of December 31, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $4.7 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $1.8 million is expected to be spent during the year ending December 31, 2026. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of December 31, 2025 and 2024, other than those discussed in “Capital Expenditures” above.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the President and Partner and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2025. Based upon the evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its President and Partner and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2025, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

The President and Partner and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter 2025, no officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund. Executive officers of the Fund and their ages as of December 31, 2025 are as follows:

Name, Age and Position with Registrant

Niloy Shah, 61 President and Partner

Kathleen P. McSherry, 60 Executive Vice President, Chief Financial Officer and Assistant Secretary

Maria E. Haggerty, 55 Chief Compliance Officer and Vice President – Legal

The officers are employed by and paid exclusively by the Manager. Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Niloy Shah has served as President and Partner of Ridgewood Energy since January 1, 2025, and as an executive officer of the Fund since April 30, 2025. Mr. Shah is a member of the Investment Committee. Prior to his promotion to President and Partner of Ridgewood Energy, he served as Chief Operating Officer since 2020.  Mr. Shah received his B.S. and M.S. from the University of Tulsa and an MBA from the University of Houston.  Prior to joining Ridgewood Energy as Executive Vice President – Commercial in 2017, Mr. Shah was with BP for thirty-two years serving in positions that included Head of Planning & Commercial Operations for the Americas, Global Head of Commercial Operations, CFO for the Gulf of Mexico Business, and CFO for the Asia Pacific Business.

Kathleen P. McSherry has served as the Executive Vice President, Chief Financial Officer and Assistant Secretary of Ridgewood Energy since 2001. Ms. McSherry holds a Bachelor of Science degree in Accounting from Kean University. The Manager of the Fund appointed Ms. McSherry as the CEO and PEO of the Fund, effective as of February 22, 2024, following the retirement of Mr. Swanson. Such role was relinquished by Ms. McSherry effective April 30, 2025 due to the appointment of Mr. Shah. Ms. McSherry also serves and will continue to serve as the Principal Financial and Accounting Officer of the Fund.

Maria E. Haggerty is the Chief Compliance Officer and Vice-President – Legal of Ridgewood Energy and was appointed as an executive officer of the Fund effective February 22, 2024. Ms. Haggerty joined Ridgewood Energy’s legal department in 2005 and has served as Chief Compliance Officer since 2008. She has more than 20 years of legal experience during which time she has focused on private placements, debt structuring, derivative transactions, and other business matters. Prior to joining Ridgewood Energy, Ms. Haggerty was Counsel with the New York office of Bryan Cave LLP. Ms. Haggerty is a member of the New York and New Jersey state bars. She received her J.D. from Pace University School of Law and her B.A. from Marist College. The Manager of the Fund appointed Ms. Haggerty as the Secretary of the Fund, effective as of January 1, 2026, following the retirement of Mr. Gulino on December 31, 2025.

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

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 332.2918 shares outstanding as of January 30, 2026. The following table sets forth information with respect to beneficial ownership of the Shares as of January 30, 2026 (no other person owns more than 5% of the Shares). The person named in the table below has sole voting and investment power with respect to all Shares shown as beneficially owned by them. No officer of the Fund owns any of the Shares.

Name of beneficial owner	Number of shares	Percent
K-7 Energy, LLC c/o Sage Realty Corporation 767 Third Avenue New York, NY 10017	20.0	6.0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager renders management, advisory and administrative services to the Fund. For such services, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. Management fees during each of the years ended December 31, 2025 and 2024 were $0.5 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2025 and 2024 were $0.1 million and $0.4 million, respectively.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in thousands)
Audit fees (1)	$82	$82

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

RIDGEWOOD ENERGY W FUND, LLC

Date: February 26, 2026	By:	/s/ NILOY SHAH
Niloy Shah
President and Partner
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
February 26, 2026
/s/ NILOY SHAH	President and Partner (Principal Executive Officer)
Niloy Shah

/s/ KATHLEEN P. MCSHERRY Kathleen P. McSherry	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	February 26, 2026

RIDGEWOOD ENERGY CORPORATION

BY: /s/ MARIA E. HAGGERTY	Chief Compliance Officer and Vice President –	February 26, 2026
Legal and Secretary of the Manager
Maria E. Haggerty

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Manager of Ridgewood Energy W Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy W Fund, LLC (the "Fund") as of December 31, 2025 and 2024, the related statements of operations, changes in members' capital, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The Fund’s oil and gas properties, net balance was $1.8 million as of December 31, 2025 and depletion and amortization expense recognized was $1.0 million for the period ended December 31, 2025. No impairment was recognized during 2025.

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

February 26, 2026

We have served as the Fund's auditor since 2007.

RIDGEWOOD ENERGY W FUND, LLC

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,986	$1,416
Salvage fund	-	43
Production receivable	137	248
Due from affiliate (Note 2)	18	27
Other current assets	53	54
Total current assets	2,194	1,788
Salvage fund	2,465	2,205
Oil and gas properties:
Proved properties	32,170	32,203
Less: accumulated depletion and amortization	(30,343)	(29,321)
Total oil and gas properties, net	1,827	2,882
Total assets	$6,486	$6,875

Liabilities and Members' Capital
Current liabilities:
Due to operators	$175	$30
Accrued expenses	68	61
Asset retirement obligations	-	43
Total current liabilities	243	134
Asset retirement obligations	1,773	1,764
Total liabilities	2,016	1,898
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(11,736)	(11,633)
Retained earnings	14,523	14,348
Manager's total	2,787	2,715
Shareholders:
Capital contributions (625 shares authorized; 332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(69,835)	(69,249)
Retained earnings	13,376	13,369
Shareholders' total	1,683	2,262
Total members' capital	4,470	4,977
Total liabilities and members' capital	$6,486	$6,875

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY W FUND, LLC

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue
Oil and gas revenue	$2,247	$3,591
Other revenue	332	296
Total revenue	2,579	3,887
Expenses
Depletion and amortization	1,042	1,589
Operating expenses	786	616
Management fees to affiliate (Note 2)	507	508
General and administrative expenses	201	180
Total expenses	2,536	2,893
Income from operations	43	994
Interest income	139	144
Net income	$182	$1,138

Manager Interest
Net income	$175	$386

Shareholder Interest
Net income	$7	$752
Net income per share	$22	$2,261

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY W FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

(in thousands, except share data)

		# of Shares	Manager	Shareholders	Total
Balances, December 31, 2023	-	332.2918	$2,703	$3,631	$6,334
Distributions		-	(374)	(2,121)	(2,495)
Net income	-	-	386	752	1,138
Balances, December 31, 2024	-	332.2918	$2,715	$2,262	$4,977
Distributions		-	(103)	(586)	(689)
Net income	-	-	175	7	182
Balances, December 31, 2025	-	332.2918	$2,787	$1,683	$4,470

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY W FUND, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024

Cash flows from operating activities
Net income	$182	$1,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	1,042	1,589
Accretion expense	150	96
Changes in assets and liabilities:
Decrease in production receivable	111	133
Decrease (increase) in due from affiliate	9	(15)
Decrease (increase) in other current assets	1	(9)
Increase (decrease) in due to operators	145	(46)
Increase in accrued expenses	7	12
Settlement of asset retirement obligations	(55)	(14)
Net cash provided by operating activities	1,592	2,884

Cash flows from investing activities
(Capital expenditures) credits for oil and gas properties	(116)	2
Proceeds from salvage fund	55	14
Increase in salvage fund	(272)	(121)
Net cash used in investing activities	(333)	(105)

Cash flows from financing activities
Distributions	(689)	(2,495)
Net cash used in financing activities	(689)	(2,495)

Net increase in cash and cash equivalents	570	284
Cash and cash equivalents, beginning of year	1,416	1,132
Cash and cash equivalents, end of year	$1,986	$1,416

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

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2025, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of December 31, 2025, the Fund’s bank balances, including salvage fund, exceeded federally insured limits by $4.3 million.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Balance, beginning of year	$1,807	$1,143
Liabilities settled	(55)	(14)
Accretion expense	150	96
Revision of estimates	(129)	582
Balance, end of year	$1,773	$1,807

During the year ended December 31, 2024, the Fund recorded depletion expense totaling $0.1 million, related to adjustments to asset retirement obligations for fully depleted properties.

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

Prior Period Performance Obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the years ended December 31, 2025 and 2024, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the years ended December 31, 2025 and 2024. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2022 through 2024 tax returns remain open for examination by tax authorities.

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

In December 2025, the FASB issued accounting guidance to improve the consistency of interim financial reporting by providing a comprehensive list of required interim disclosures and introducing a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.  The accounting guidance is effective for the Fund in the first quarter 2028 with early adoption permitted and can be applied either prospectively or retrospectively.  The Fund is currently evaluating the impact of adopting such guidance on its interim disclosures.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the years ended December 31, 2025 and 2024 were $0.5 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2025 and 2024 were $0.1 million and $0.4 million, respectively.

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

During each of the years ended December 31, 2025 and 2024, the Fund earned $0.1 million, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of December 31, 2025 and 2024, the Fund’s receivables of $18 thousand and $27 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3. Commitments and Contingencies

Capital Commitments

As of December 31, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $4.7 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $1.8 million is expected to be spent during the year ending December 31, 2026. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from market conditions

Although briefly spiking in June 2025 related to the war between Israel and Iran, oil prices have generally trended lower over the course of the year and are around their lowest level for the year at the end of 2025. Against a backdrop of stable, if somewhat modest, growth in demand for crude globally, there has been growing market supply, based on both “secular” production growth, as well as meaningful ongoing increases in output from OPEC Plus, reflecting a dovish policy shift by several key producers, most notably Saudi Arabia. And while the market responded to several significant geopolitical events that risked scale-level supply-shocks—the Israel/Iran conflict, tighter sanctions on Russia, and most recently the confrontation with Venezuela—the impact on oil prices has seemed generally short-lived and/or fairly modest. The impact of these issues on global financial and commodity market oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2025 and 2024, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

On April 24, 2024, BOEM published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.  The litigation was stayed in anticipation of the issuance of a new rule, which could make the litigation moot.  On December 10, 2025, the court ordered a continuation of the stay with a requirement for the defendants to file a status report upon the earlier of the issuance of a new rule or 120 days from the date of the order.  The Fund will continue to maintain the salvage fund, a separate interest-bearing account, to fund its proportionate share of the estimated future costs of decommissioning liabilities for its projects. The Fund will continue to reassess its estimated decommissioning liabilities and reserve for additional funding as necessary.

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

4. Segment Information

The Fund’s operations are managed through a single operating segment. As such, the Fund has only a single reportable segment that derives its revenue from the sale of oil and gas. The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of the Gulf of America. The Fund’s chief operating decision-maker (“CODM”) is the Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund, who reviews the Fund’s operating results to make decisions about allocating resources and assessing performance for the Fund. The profit or loss metric used to evaluate segment performance is net income; consistent with net income reported on the statement of operations. The CODM uses net income to evaluate income generated from segment assets (return on assets) in determining distributions to the Manager and shareholders.

The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in Note 1.

The measure of segment assets is reported on the balance sheet as total assets.

Revenues from one customer represent approximately $2.1 million of the Fund's total revenue.

The following table is a summary of segment information for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue:
Oil and gas revenue	$2,247	$3,591
Other revenue	332	296
Total revenue	2,579	3,887
Less:
Depletion and amortization	1,042	1,589
Lease operating expense	318	303
Transportation and processing expense	112	151
Insurance expense	74	65
Workover expense	132	1
Management fees to affiliate	507	508
Other segment items	212	132
Net income	$182	$1,138

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

Ridgewood Energy W Fund, LLC

Supplementary Financial Information

Information about Oil and Gas Producing Activities – Unaudited

In accordance with the FASB guidance on disclosures of oil and gas producing activities, this section provides supplementary information on oil and gas exploration and producing activities of the Fund. The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of the Gulf of America.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2025	2024
	(in thousands)
Proved properties	$32,170	$32,203
Accumulated depletion and amortization	(30,343)	(29,321)
Oil and gas properties, net	$1,827	$2,882

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2025	2024
	(in thousands)
Development costs	$(13)	$581
	$(13)	$581

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2025 and 2024. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2025				December 31, 2024
	United States
	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	129.4	12.8	76.7	154.9	150.9	17.7	87.5	183.2
Revisions of previous estimates (b)	22.0	5.1	13.3	29.4	23.7	0.4	21.9	27.7
Production	(31.8)	(4.3)	(21.6)	(39.7)	(45.2)	(5.3)	(32.7)	(56.0)
End of year	119.6	13.6	68.4	144.6	129.4	12.8	76.7	154.9

Proved developed reserves:
Beginning of year	59.4	7.1	42.5	73.5	101.5	12.7	62.9	124.7
End of year	49.0	7.1	35.8	62.1	59.4	7.1	42.5	73.5

Proved undeveloped reserves:
Beginning of year	70.0	5.7	34.2	81.4	49.4	5.0	24.6	58.5
End of year	70.6	6.5	32.6	82.5	70.0	5.7	34.2	81.4

(a)	BOE refers to barrel of oil equivalent. Barrel of oil equivalent is based on six MCF of natural gas to one barrel of oil or one barrel of NGL, which reflects an energy content equivalency and not a price or revenue equivalency.
(b)	Revisions of previous estimates were attributable to well performance.

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

	December 31,
	2025	2024
	(in thousands)
Future cash inflows	$7,895	$9,724
Future production costs	(1,592)	(1,616)
Future development costs	(4,947)	(4,965)
Future net cash flows	1,356	3,143
10% annual discount for estimated timing of cash flows	413	197
Standardized measure of discounted future net cash flows	$1,769	$3,340

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2025	2024
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(1,399)	$884
Sales and transfers of oil and gas produced during the period	(1,743)	(3,072)
Changes in estimated future development costs	18	(1,440)
Net change due to revisions in quantities estimates	1,587	1,509
Accretion of discount	334	512
Other	(368)	(175)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(1,571)	$(1,782)

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

