Form 10-Q
period 2026-03-31
Ridgewood Energy W Fund LLC
filed 2026-05-05
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,777	$1,986
Salvage fund	2	-
Production receivable	291	137
Due from affiliate (Note 3)	22	18
Other current assets	27	53
Total current assets	2,119	2,194
Salvage fund	2,506	2,465
Oil and gas properties:
Proved properties	32,904	32,170
Less: accumulated depletion and amortization	(30,498)	(30,343)
Total oil and gas properties, net	2,406	1,827
Total assets	$7,031	$6,486

Liabilities and Members' Capital
Current liabilities:
Due to operators	$786	$175
Accrued expenses	51	68
Asset retirement obligations	2	-
Total current liabilities	839	243
Asset retirement obligations	1,801	1,773
Total liabilities	2,640	2,016
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(11,759)	(11,736)
Retained earnings	14,556	14,523
Manager's total	2,797	2,787
Shareholders:
Capital contributions (625 shares authorized; 332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(69,964)	(69,835)
Retained earnings	13,416	13,376
Shareholders' total	1,594	1,683
Total members' capital	4,391	4,470
Total liabilities and members' capital	$7,031	$6,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Revenue
Oil and gas revenue	$413	$699
Other revenue	51	97
Total revenue	464	796
Expenses
Depletion and amortization	155	314
Operating expenses	86	173
Management fees to affiliate (Note 3)	127	127
General and administrative expenses	60	54
Total expenses	428	668
Income from operations	36	128
Interest income	37	31
Net income	$73	$159

Manager Interest
Net income	$33	$69

Shareholder Interest
Net income	$40	$90
Net income per share	$122	$271

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2026
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2025	-	332.2918	$2,787	$1,683	$4,470
Distributions		-	(23)	(129)	(152)
Net income	-	-	33	40	73
Balances, March 31, 2026	-	332.2918	$2,797	$1,594	$4,391

	Three months ended March 31, 2025
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2024	-	332.2918	$2,715	$2,262	$4,977
Distributions		-	(58)	(328)	(386)
Net income	-	-	69	90	159
Balances, March 31, 2025	-	332.2918	$2,726	$2,024	$4,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities
Net income	$73	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	155	314
Accretion expense	37	37
Changes in assets and liabilities:
(Increase) decrease in production receivable	(154)	25
Increase in due from affiliate	(4)	(14)
Decrease in other current assets	26	26
Decrease in due to operators	(98)	(1)
Decrease in accrued expenses	(17)	(1)
Settlement of asset retirement obligations	(7)	(51)
Net cash provided by operating activities	11	494

Cash flows from investing activities
Capital expenditures for oil and gas properties	(25)	-
Proceeds from salvage fund	7	51
Increase in salvage fund	(50)	(67)
Net cash used in investing activities	(68)	(16)

Cash flows from financing activities
Distributions	(152)	(386)
Net cash used in financing activities	(152)	(386)

Net (decrease) increase in cash and cash equivalents	(209)	92
Cash and cash equivalents, beginning of period	1,986	1,416
Cash and cash equivalents, end of period	$1,777	$1,508

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$709	$-

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

The Manager has direct and exclusive control over the management of the Fund’s operations. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations, the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects. In addition, the Manager provides office space, equipment and facilities and other services necessary for the Fund’s operations. The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. See Notes 3 and 4.

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2025 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2025 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2025, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2025 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2026.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the three months ended March 31, 2026 and 2025, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the three months ended March 31, 2026 and 2025. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) Update No. 2024-3 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” issued accounting guidance on the required disaggregated disclosures of certain costs and expenses on the statement of operations on an annual and interim basis. The accounting guidance is effective for the Fund for the year ending December 31, 2027 and for interim periods beginning in 2028 with early adoption permitted. The accounting guidance should be applied on a prospective basis, but retrospective application is also permitted. The Fund evaluated this standard and does not expect the adoption to have a material impact on its consolidated financial statements, as the Fund’s only relevant expense line item is “Depletion and amortization”, which is already presented separately on the Fund’s statements of operations.

In December 2025, the FASB Update No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” issued accounting guidance to improve the consistency of interim financial reporting by providing a comprehensive list of required interim disclosures and introducing a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The accounting guidance is effective for the Fund in the first quarter 2028 with early adoption permitted and can be applied either prospectively or retrospectively. The Fund is currently evaluating the impact of adopting such guidance on its interim disclosures.

2.	Oil and Gas Properties

The Fund, as well as other Funds managed by the Manager, that have an ownership interest in the Beta Project elected not to participate in the drilling of the 5th well proposed by the operator Walter Oil and Gas Corporation. As a result, the Fund was due reimbursement under the terms of the Beta Unit Operating Agreement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other participating third-party working interest owners for the 5th well. On January 21, 2026, the Fund received reimbursement for slot related costs of $0.1 million, which was recorded as a reduction to oil and gas properties on the Fund’s balance sheet as of March 31, 2026 and presented within “Capital expenditures for oil and gas properties” in the investing section of the Fund’s statement of cash flows for the period ended March 31, 2026.

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three months ended March 31, 2026 and 2025 were $0.1 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2026 and 2025 were $23 thousand and $0.1 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three months ended March 31, 2026 and 2025, the Fund earned $22 thousand and $41 thousand, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of March 31, 2026 and December 31, 2025, the Fund’s receivables of $22 thousand and $18 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

4.	Commitments and Contingencies

Capital Commitments

As of March 31, 2026, the Fund’s estimated capital commitments related to its oil and gas properties were $3.9 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $1.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

The impact of various economic, geopolitical, political and regulatory developments on oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2026 and December 31, 2025, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BSEE and BOEM Supplemental Financial Assurance Requirements

On April 18, 2023, the Bureau of Safety and Environmental Enforcement (“BSEE”) published a final rule at 88 FR 23569 on Risk Management, Financial Assurance and Loss Prevention effective May 18, 2023 to clarify and formalize its regulations related to decommissioning responsibilities of Outer Continental Shelf (“OCS”) oil, gas, and sulfur lessees and grant holders to ensure compliance with lease, grant, and regulatory obligations. The rule clarifies decommissioning responsibilities of right-of-use and easement grant holders and formalizes BSEE's policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws a proposal from 2020 to amend BSEE's regulations to require BSEE to proceed in reverse chronological order against predecessor lessees, owners of operating rights, and grant holders when requiring such entities to perform their accrued decommissioning obligations if the current lessees, owners, or holders have failed to perform. In addition, BSEE also decided not to finalize the appeal bonding requirements proposed in 2020 in this final rule.

On April 24, 2024, the Bureau of Ocean Energy Management (“BOEM”) published a final rule at 89 FR 31544 on Risk Management and Financial Assurance for OCS Lease and Grant Obligations, effective June 29, 2024. This rule substantially revises the supplemental financial assurance requirements for decommissioning offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. On June 28, 2024, BOEM issued a timeline on its website for implementing the rule. BOEM indicates that it will begin sending out notices to companies to submit financial and property information, to which such companies have six months to respond.  BOEM can take up to 18 months from receipt of such information to complete its review and an additional six months thereafter to complete financial assurance demands.   Moreover, on June 17, 2024, the States of Louisiana, Texas and Mississippi, along with several industry advocate groups, filed a lawsuit in federal court in Louisiana challenging many parts of the rule and BOEM’s statutory power to issue it.  The litigation was stayed in anticipation of the issuance of a new rule, which could make the litigation moot.  On December 10, 2025, the court ordered a continuation of the stay with a requirement for the defendants to file a status report upon the earlier of the issuance of a new rule or 120 days from the date of the order. There have been no substantive rulings on the merits, and the case remains stayed pending BOEM’s ongoing rulemaking.

On March 9, 2026, BOEM published a proposed rule titled “Risk Management and Financial Assurance for OCS Lease and Grant Obligations” (the “2026 Proposed Rule”), which would revise and potentially replace the 2024 final rule consistent with the Trump administration’s 2020 framework. The proposal is intended to reduce supplemental financial assurance requirements and includes, among other changes, reinstating consideration of the financial strength of jointly and severally liable predecessor lessees, revising credit rating thresholds, modifying decommissioning liability estimation methodologies, and expanding the flexibility of acceptable financial assurance instruments. BOEM has indicated that the proposed changes could significantly reduce industry-wide supplemental financial assurance requirements. The 2026 Proposed Rule remains subject to public comment and may be revised prior to finalization. Accordingly, the Fund is currently evaluating the potential impact of the proposal but cannot reasonably estimate its effect on the Fund’s financial condition or results of operations at this time.

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

The measure of segment assets is reported on the balance sheet as total assets.

The following table is a summary of segment information for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
	(in thousands)
Revenue:
Oil and gas revenue	$413	$699
Other revenue	51	97
Total revenue	464	796
Less:
Depletion and amortization	155	314
Lease operating expense	-	87
Transportation and processing expense	18	32
Insurance expense	24	17
Workover expense	7	-
Management fees to affiliate	127	127
Other segment items	60	60
Net income	$73	$159

Other segment items include accretion expense related to the asset retirement obligations established for the Fund’s oil and gas properties, general and administrative expenses representing costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses, net of interest income earned on cash and cash equivalents and salvage fund.

The measure of expenditures for segment assets is reported on the statements of cash flows as “Capital expenditures for oil and gas properties.” Significant noncash items represent “Depletion and amortization” and “Accretion expense” as reported on the statements of cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy W Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, military conflicts and the global response to such conflicts, acts of terrorism and changes in domestic and foreign governmental regulations. Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Market Conditions

The impact of various economic, geopolitical, political and regulatory developments on oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

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

The Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2026 and 2025 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war, terrorism, political unrest, or health epidemics;
•	weather conditions;
•	economic conditions, including the impact of continued inflation and associated changes in monetary and trade policies and demand for petroleum-based products;
•	actions by OPEC Plus, the Organization of the Petroleum Exporting Countries and other state-controlled oil companies;
•	political instability in the Middle East and other major oil and gas producing regions;
•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;
•	domestic and foreign tax policy;
•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the supply and price of foreign oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the price and availability of alternate fuel sources.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2026	Budget	Status
(in thousands)
Beta Project	2.89%	$29,783	$33,523	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. Well #4 was shut-in for pressure build that occurred during third quarter 2025. A rig recompletion operation for Well #4 that began in January 2026 was completed with the well returning to production in March 2026. Rig recompletion on Well #5 is ongoing with Well #2 scheduled to follow. The Fund expects to spend $1.1 million for additional development costs. Well #3 is currently shut-in for pressure build that occurred during third quarter 2025. The operator plans to recomplete Well #3 that the Fund elected to non-consent. The Fund expects to spend $2.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2026 and 2025, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2026	2025
	(in thousands)
Revenue
Oil and gas revenue	$413	$699
Other revenue	51	97
Total revenue	464	796
Expenses
Depletion and amortization	155	314
Operating expenses	86	173
Management fees to affiliate	127	127
General and administrative expenses	60	54
Total expenses	428	668
Income from operations	36	128
Interest income	37	31
Net income	$73	$159

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2026 and 2025. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2026	2025
Number of wells producing	6	7
Total number of production days	307	626
Oil sales (in thousands of barrels)	5	9
Average oil price per barrel	$73	$72
Gas sales (in thousands of mcfs)	7	14
Average gas price per mcf	$5.12	$4.51

The production related decreases noted in the table above were attributable to the Beta Project, which is currently undergoing a series of recompletion operations. Recompletion work on the first well was completed in early March 2026, and the well has since been returned to production. In addition, one well in the Beta Project was not producing during the quarter due to a mechanical issue; the operator proposed a recompletion operation in which the Fund elected to non-consent. The Beta Project’s production volumes were also further impacted by natural declines in production. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2026 was $0.4 million, a decrease of $0.3 million from the three months ended March 31, 2025. The decrease was primarily attributable to decreased sales volume totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2026 was $0.2 million, a decrease of $0.2 million from the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in production volumes totaling $0.1 million.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2026	2025
	(in thousands)
Lease operating expense	$-	$87
Accretion expense	37	37
Insurance expense	24	17
Transportation and processing expense	18	32
Workover expense	7	-
	$86	$173

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $42 thousand ($6.65 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2026, compared to $0.1 million ($12.02 per BOE) during the three months ended March 31, 2025.

Production costs were relatively consistent during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in production costs per BOE during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to a credit received for a Beta Project well’s conductor pipe installation that the Fund went non-consent on when the well was later drilled.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2026 were $11 thousand, primarily related to revenue received of $0.3 million, partially offset by operating expenses of $0.1 million, management fees of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2025 were $0.5 million, primarily related to revenue received of $0.8 million, partially offset by management fees of $0.1 million, operating expenses of $0.1 million and the settlement of asset retirement obligations of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2026 were $0.1 million, primarily related to investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the three months ended March 31, 2025 were $16 thousand, related to investments in salvage fund of $67 thousand, partially offset by proceeds from the salvage fund of $51 thousand.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2026 were $0.2 million, related to manager and shareholder distributions.

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

As of March 31, 2026, the Fund’s estimated capital commitments related to its oil and gas properties were $3.9 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $1.1 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of March 31, 2026 and December 31, 2025, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its President and Partner and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2026.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC

Dated:	May 5, 2026	By:	/s/	NILOY SHAH
			Name:	Niloy Shah
			Title:	President and Partner
(Principal Executive Officer)

Dated:	May 5, 2026	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

