Form 10-Q
period 2026-09-30
Ridgewood Energy W Fund LLC
filed 2026-11-03
CIK 1409947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, there were 332.2918 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$606	$1,986
Salvage fund	20	-
Production receivable	346	137
Due from affiliate (Note 3)	14	18
Other current assets	72	53
Total current assets	1,058	2,194
Salvage fund	2,549	2,465

Oil and gas properties:
Proved properties	34,153	32,170
Less: accumulated depletion and amortization	(31,042)	(30,343)
Total oil and gas properties, net	3,111	1,827
Total assets	$6,718	$6,486

Liabilities and Members' Capital
Current liabilities:
Due to operators	$455	$175
Accrued expenses	61	68
Asset retirement obligations	20	-
Total current liabilities	536	243
Asset retirement obligations	1,885	1,773
Total liabilities	2,421	2,016
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(11,875)	(11,736)
Retained earnings	14,736	14,523
Manager's total	2,861	2,787
Shareholders:
Capital contributions (625 shares authorized; 332.2918 issued and outstanding)	65,965	65,965
Syndication costs	(7,823)	(7,823)
Distributions	(70,623)	(69,835)
Retained earnings	13,917	13,376
Shareholders' total	1,436	1,683
Total members' capital	4,297	4,470
Total liabilities and members' capital	$6,718	$6,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Oil and gas revenue	$843	$508	$2,115	$1,827
Other revenue	46	77	148	267
Total revenue	889	585	2,263	2,094
Expenses
Depletion and amortization	285	257	699	882
Operating expenses	165	166	366	512
Management fees to affiliate (Note 3)	127	127	380	380
General and administrative expenses	54	50	164	156
Total expenses	631	600	1,609	1,930
Income (loss) from operations	258	(15)	654	164
Interest income	29	36	100	99
Net income	$287	$21	$754	$263

Manager Interest
Net income	$84	$39	$213	$165

Shareholder Interest
Net income (loss)	$203	$(18)	$541	$98
Net income (loss) per share	$611	$(53)	$1,630	$296

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2026
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2025	332.2918	$2,787	$1,683	$4,470
Distributions	-	(23)	(129)	(152)
Net income	-	33	40	73
Balances, March 31, 2026	332.2918	$2,797	$1,594	$4,391
Distributions	-	(49)	(277)	(326)
Net income	-	96	298	394
Balances, June 30, 2026	332.2918	$2,844	$1,615	$4,459
Distributions	-	(67)	(382)	(449)
Net Income	-	84	203	287
Balances, September 30, 2026	332.2918	$2,861	$1,436	$4,297

	Nine months ended September 30, 2025
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2024	332.2918	$2,715	$2,262	$4,977
Distributions	-	(58)	(328)	(386)
Net income	-	69	90	159
Balances, March 31, 2025	332.2918	$2,726	$2,024	$4,750
Net income	-	57	26	83
Balances, June 30, 2025	332.2918	$2,783	$2,050	$4,833
Distributions	-	(17)	(96)	(113)
Net income (loss)	-	39	(18)	21
Balances, September 30, 2025	332.2918	$2,805	$1,936	$4,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY W FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities
Net income	$754	$263
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	699	882
Accretion expense	112	112
Changes in assets and liabilities:
(Increase) decrease in production receivable	(209)	86
Decrease in due from affiliate	4	7
Increase in other current assets	(19)	(26)
(Decrease) increase in due to operators	(126)	19
Decrease in accrued expenses	(7)	(3)
Settlement of asset retirement obligations	(49)	(55)
Net cash provided by operating activities	1,159	1,285

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,508)	(49)
Proceeds from salvage fund	49	55
Increase in salvage fund	(153)	(200)
Net cash used in investing activities	(1,612)	(194)

Cash flows from financing activities
Distributions	(927)	(499)
Net cash used in financing activities	(927)	(499)

Net (decrease) increase in cash and cash equivalents	(1,380)	592
Cash and cash equivalents, beginning of period	1,986	1,416
Cash and cash equivalents, end of period	$606	$2,008

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$406	$-

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2025 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2026.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and nine months ended September 30, 2026 and 2025, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2026 and 2025. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

The Fund, as well as other Funds managed by the Manager, that have an ownership interest in the Beta Project elected not to participate in the drilling of the 5th well proposed by the operator Walter Oil and Gas Corporation. As a result, the Fund was due reimbursement under the terms of the Beta Unit Operating Agreement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other participating third-party working interest owners for the 5th well. On January 21, 2026, the Fund received reimbursement for slot related costs of $0.1 million, which was recorded as a reduction to oil and gas properties on the Fund’s balance sheet as of September 30, 2026 and presented within “Capital expenditures for oil and gas properties” in the investing section of the Fund’s statement of cash flows for the period ended September 30, 2026.

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2026 and 2025 were $0.1 million and $0.4 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the three and nine months ended September 30, 2026 were $0.1 million. Distributions paid to the Manager during the three and nine months ended September 30, 2025 were $17 thousand and $0.1 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three and nine months ended September 30, 2026, the Fund earned $19 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. During the three and nine months ended September 30, 2025, the Fund earned $33 thousand and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of September 30, 2026 and December 31, 2025, the Fund’s receivables of $14 thousand and $18 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

4.	Commitments and Contingencies

Capital Commitments

As of September 30, 2026, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $0.3 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2026 and December 31, 2025, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

The measure of segment assets is reported on the balance sheet as total assets.

The following table is a summary of segment information for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Oil and gas revenue	$843	$508	$2,115	$1,827
Other revenue	46	77	148	267
Total revenue	889	585	2,263	2,094
Less:
Depletion and amortization	285	257	699	882
Lease operating expense	44	74	79	234
Transportation and processing expense	31	26	75	89
Insurance expense	57	28	92	59
Workover (credit) expense	(4)	1	8	18
Management fees to affiliate	127	127	380	380
Other segment items	62	51	176	169
Net income	$287	$21	$754	$263

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

The Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2026 and 2025 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2026	Budget	Status
(in thousands)
Beta Project	2.89%	$30,963	$33,935	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional five wells commenced production in 2017, 2018 and 2019. Well #4 was shut-in for pressure build that occurred during third quarter 2025. A rig recompletion operation for Well #4 that began in January 2026 was completed with the well returning to production in March 2026. A rig recompletion operation for Well #5 that began in March 2026 was completed with the well returning to production in May 2026. Rig recompletion on Well #2 that began in July 2026 was completed with the well returning to production in September 2026. The Fund expects to spend $0.4 million for additional development costs. Well #3 was shut-in for pressure build that occurred during third quarter 2025. The operator completed a rig recompletion operation of Well #3 in July 2026 that the Fund elected to non-consent. The Fund expects to spend $2.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2026 and 2025, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Oil and gas revenue	$843	$508	$2,115	$1,827
Other revenue	46	77	148	267
Total revenue	889	585	2,263	2,094
Expenses
Depletion and amortization	285	257	699	882
Operating expenses	165	166	366	512
Management fees to affiliate	127	127	380	380
General and administrative expenses	54	50	164	156
Total expenses	631	600	1,609	1,930
Income (loss) from operations	258	(15)	654	164
Interest income	29	36	100	99
Net income	$287	$21	$754	$263

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2026 and 2025. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Number of wells producing	6	7	6	7
Total number of production days	419	550	1,176	1,806
Oil sales (in thousands of barrels)	9	7	22	25
Average oil price per barrel	$89	$65	$89	$67
Gas sales (in thousands of mcfs)	10	11	26	40
Average gas price per mcf	$3.72	$3.42	$4.29	$3.76

The production related decreases noted in the table above were attributable to the Beta Project, which had been undergoing a series of recompletion operations. Recompletion work on the first, second and third wells were completed in March, May and September 2026, respectively, and all wells have since been returned to production and are producing at a higher rate. In addition, one well in the Beta Project was not producing during the nine months ended September 30, 2026 due to a mechanical issue; the operator proposed a recompletion operation in which the Fund elected to non-consent. The Beta Project’s production volumes were also further impacted by natural declines in production. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2026 was $0.8 million, an increase of $0.3 million from the three months ended September 30, 2025. The increase was primarily attributable to increased oil and gas prices totaling $0.2 million coupled with increased oil sales volume totaling $0.1 million.

Oil and gas revenue during the nine months ended September 30, 2026 was $2.1 million, an increase of $0.3 million from the nine months ended September 30, 2025. The increase was attributable to increased oil and gas prices totaling $0.5 million, partially offset by decreased sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2026 was $0.3 million. Depletion and amortization was relatively consistent during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Depletion and amortization during the nine months ended September 30, 2026 was $0.7 million, a decrease of $0.2 million from the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in production volumes totaling $0.1 million.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Accretion expense	$37	$37	$112	$112
Insurance expense	57	28	92	59
Lease operating expense	44	74	79	234
Transportation and processing expense	31	26	75	89
Workover (credit) expense	(4)	1	8	18
	$165	$166	$366	$512

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($12.19 per barrel of oil equivalent or “BOE”) and $0.2 million ($9.13 per BOE) during the three and nine months ended September 30, 2026, respectively, compared to $0.1 million ($14.26 per BOE) and $0.4 million ($12.06 per BOE) during the three and nine months ended September 30, 2025, respectively.

Production costs during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 were relatively consistent.  The decreases in production costs per BOE during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 were primarily attributable to the Beta Project’s natural declines in production. In addition, there was a credit adjustment recorded for the lease operating expenses related to the Beta well the Fund elected to non-consent for its recompletion as well as a credit received for a Beta Project well’s conductor pipe installation that the Fund went non-consent on when the well was later drilled during the nine months ended September 30, 2026.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2026 were $1.2 million, primarily related to revenue received of $2.1 million and interest income received of $0.1 million, partially offset by operating expenses of $0.4 million, management fees of $0.4 million and general and administrative expenses of $0.2 million.

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

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2026 were $1.6 million, primarily related to capital expenditures for oil and gas properties of $1.5 million and investments in salvage fund of $0.2 million.

Cash flows used in investing activities during the nine months ended September 30, 2025 were $0.2 million, primarily related to investments in salvage fund of $0.2 million, partially offset by proceeds from the salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2026 were $0.9 million, related to manager and shareholder distributions.

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

As of September 30, 2026, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $2.7 million), of which $0.3 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts.  No contractual obligations exist as of September 30, 2026 and December 31, 2025, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its President and Partner and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2026.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY W FUND, LLC

Dated:	November 3, 2026	By:	/s/	NILOY SHAH
			Name:	Niloy Shah
			Title:	President and Partner
(Principal Executive Officer)

Dated:	November 3, 2026	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

